Form 10-Q
period 2017-06-30
Co-Diagnostics, Inc.
filed 2017-08-25
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 0-13316

CO-DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Utah	333-217542	46-2609396
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4049 S. Highland Drive, Salt Lake City, Utah 84124

(Address of principal executive offices and zip code)

(801) 278-9769

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

There were 11,917975 shares of the Registrant’s $0.001 par value common stock outstanding as of August 24, 2017.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:

Current Assets
Cash	$116,773	$998,737
Other receivables	2,000	3,183
Prepaid expenses	194,584	206,478
Total current assets	313,357	1,208,398
Property and equipment, net	154,223	87,429

Total assets	$467,580	$1,295,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities
Accounts payable	$115,551	$29,934
Accounts payable (related party)	75,000	75,000
Accrued expenses	222,155	101,239
Accrued expenses (related party)	814,277	690,168
Current notes payable net of $3,931 and $87,605 discount, respectively	2,640,569	2,111,895
Current notes payable (related party) net of $89 and $263 discount, respectively	795,851	837,177
Deferred income	10,792	--
Total current liabilities	4,674,195	3,845,413
Long-term Liabilities, net of current portion
Notes payable	--	445,000
Deferred income long-term	188,742	--
Total long-term liabilities	188,742	445,000
Total liabilities	4,862,937	4,290,413

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 180,000,000 shares authorized; 9,882,184 shares issued and outstanding as of June 30, 2017 and December 31, 2016.	9,882	9,882
Additional paid-in capital	2,618,722	2,458,744
Accumulated deficit	(7,023,961)	(5,463,212)
Total stockholders’ equity (deficit)	(4,395,357)	(2,994,586)

Total liabilities and stockholders’ equity (deficit)	$467,580	$1,295,827

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:	$2,466	$--	$2,466	$--
Cost of sales	302	--	302	--
Gross profit	2,164	--	2,164	--
Operating expenses:
Sales and marketing	125,626	22,419	189,843	47,710
General and administrative	381,524	186,903	607,258	414,142
Research and development	184,880	172,109	449,568	367,014
Depreciation and amortization	11,086	8,860	20,812	22,171
Total operating expenses	703,116	390,291	1,267,481	851,037
Loss from operations	(700,952)	(390,291)	(1,265,317)	(851,037)
Other expense:
Interest expense	(154,055)	(52,351)	(295,432)	(102,454)
Total other expense	(154,055)	(52,351)	(295,432)	(102,454)
Loss before income taxes	(855,007)	(442,642)	$(1,560,749)	(953,491)
Provision for income taxes	--	--	--	--
Net Loss	$(855,007)	$(442,642)	$(1,560,749)	$(953,491)

Basic and diluted income (loss) per common share	$(0.09)	$(0.04)	$(0.16)	$(0.10)

Weighted average common shares outstanding	9,882,184	9,882,184	9,882,184	9,882,184

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,560,749)	$(953,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,396	48,750
Accretion of notes payable discount	83,848	12,465
Warrants issued for services	147,582	--
Depreciation and amortization	20,812	22,171
Changes in assets and liabilities:
Increase in prepaid and other assets	98,331	58,124
Increase in accounts payable and accrued expenses	330,642	353,665
Increase in deferred income	199,534	--

Net cash (used in) operating activities	(667,302)	(458,316)

Cash flows from investing activities:
Purchase of property and equipment	(87,606)	(7,500)

Net cash (used in) investing activities	(87,606)	(7,500)

Cash flows from financing activities:
Proceeds from debt financing	--	80,950
Proceeds from debt financing (related party)	--	367,485
Principal payments on debt	--	(14,950)
Principal payments on debt (related party)	(41,500)	--
Payment of deferred offering costs	(85,254)	--

Net cash provided by (used in) financing activities	(126,754)	433,485

Net decrease in cash	(881,964)	(32,331)

Cash beginning of period	998,737	33,805

Cash end of period	$116,773	$1,474

Supplemental disclosure of cash flow information:
Interest paid	$46,685	$5,050
Income taxes paid	$--	$--

Schedule of non-cash investing and financing activities:
Warrants issued for services	$147,582	$--

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for emerging growth reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2016, included in the Company’s Form S-1/A4 Registration Statement filed July 10, 2017.

On May 24, 2017, the Company effected an 11 to 1 reverse stock split. The statements in this report have been prepared showing the effect as of the beginning of the periods included.

Description of Business

Co-Diagnostics, Inc. (“Company,” “CDI,”), a Utah corporation headquartered in Salt Lake City, Utah, is a molecular diagnostics company formed in April 2013, that develops, manufactures and markets a new, state-of-the-art diagnostics technology.

CDI’s diagnostics systems enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to PCR primer design (cooperative primers) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs which adversely interferes with identification of the target DNA. In addition CDI scientists have enhanced the understanding of the mathematics of DNA test design, so as to “engineer” a DNA test and automate algorithms to screen millions of possible designs to find the optimum DNA test design. CDI’s proprietary platform of Co-Dx™ technologies integrates and streamlines these steps as it analyzes biological samples.

Co-Diagnostics’ CoDx™ portfolio of molecular diagnostics development products and tests represents a radical new advancement in the understanding of the molecular interactions of DNA. The Company uses highly specialized, proprietary cooperative-theory mathematics, leading to a revolutionary leap forward in the detection of infectious diseases, genetic disorders and other conditions. CoDx™ tests are a fraction of the cost of other DNA-based tests, designed for a new generation of affordable, mobile point-of-care diagnostic devices and compatible with many other devices, making state-of-the-art diagnostics available anywhere in the world, including developing countries.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. This Update is not expected to have a significant impact on the Company’s financial statements.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In January 2017, the FASB has issued (“ASU”) No. 2017-03. Investments — Equity Method and Joint Ventures (Topic 323) This standard addresses specific guidance on applying the equity method of accounting to investments in partnerships, unincorporated joint ventures and limited liability companies. The new authoritative guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Earlier application is permitted. Management is currently evaluating the impact of this amendment.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2018. The Company is evaluating the impact of this standard on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of evaluating the potential impact of this standard to the Company’s results of operations or financial position.

Note 2 - Significant Accounting Policies

Property and Equipment

Depreciation expense for the three and six months ended June 30, 2017 was $11,086 and $20,812, respectively. For the three and six months ended June 30, 2017, an additional $302 of depreciation on customer leased equipment was included in cost of sales. Depreciation expense for the three and six months ended June 30, 2016 was $8,860 and $22,171, respectively.

As of June 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Computers and office equipment	$238,392	$160,891
Customer leased equipment	9,072	--
Leasehold improvements	4,050	2,715
Furniture and fixtures	4,740	4,740
Total	256,254	168,346
Less: accumulated depreciation	(102,031)	(80,917)
Total property and equipment, net	$154,223	$87,429

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Revenue Recognition

We recognize revenue when evidence exists that there is an arrangement between us and our customers, delivery of products sold or service has occurred, the selling price to our customers is fixed and determinable with required documentation, and collectability is reasonably assured. We recognize as deferred revenue, payments made in advance by customers for products not yet provided.

In instances where we have entered into license agreements with a third parties to use our technology within their product offering, we recognize any base or prepaid revenues over the term of the agreement and any per occurrence or periodic usage revenues in the period they are earned.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Such estimates include receivables and other long lived assets, legal and regulatory contingencies, income taxes, share based arrangements, and others. These estimates and assumptions are based on management’s best estimates and judgments. Actual amounts and results could differ from those estimates.

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three and six months ending June 30, 2017 and 2016, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. As of June 30, 2017 and 2016, there were 3,529,896 and 1,143,939 potentially dilutive shares, respectively.

Note 3 – Notes Payable

The recorded value of our notes payable (net of debt discount) as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Notes payable, net of debt discount
R. Phillip Zobrist Convertible Note	99,887	99,664
Pine Valley Investments, LLC. Revolving Line of Credit Promissory Note	86,000	86,000
Legends Capital Opportunity Fund, LLC Convertible Notes	25,000	25,000
Robert Salna Convertible Promissory Note	196,182	192,427
December 2016 Notes Payable	105,000	105,000
Zika Diagnostics, Inc.	445,000	445,000
Bridge Notes Payable	1,683,500	1,603,804
Total	2,640,569	2,556,895
Less Current Portion	(2,640,569)	(2,111,895)
Total Long-term	$--	$445,000

Notes payable (related party), net of debt discount
Co Diagnostics, Ltd. Revolving Line of Credit Promissory Note	$609,940	$609,940
Legends Capital Group, LLC Convertible Note	99,911	99,737
Clavo Rico Promissory Note	10,000	10,000
Legends Capital Group, LLC. Revolving Line of Credit Promissory Note	10,000	10,000
Hamilton Mining Resources, Inc. Revolving Line of Credit Promissory Note	66,000	66,000
Machan 1988 Property Trust Revolving Line of Credit Promissory Note	--	41,500
Total Related Party	795,851	837,177
Less Current Portion Related Party	(795,851)	(837,177)
Total Long-term Related Party	$--	$--

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Beaufort Capital Partners, LLC Convertible Note

On May 15, 2015, the Company entered into a $500,000 Convertible Promissory Note with Beaufort Capital Partners, LLC. The note bore a 12% annual interest rate and is due monthly. The principal was due on April 30, 2016, and because it was not paid, the note was in default. The holder filed a lawsuit in Third District Court in Salt Lake City, Utah and was awarded a judgment on June 6, 2016. The holder agreed to forbear any collection proceedings pursuant to a Forbearance Agreement dated August 8, 2016, through October 31, 2016, in consideration of interest payments which have been made since the Forbearance Agreement was executed. The note contained a conversion feature allowing the principal and any unpaid accrued interest to be converted into common shares of the company at a rate of $8.25 or 20% less than the price of the anticipated Initial Public Offering, whichever is less, per share at the discretion of the note holder. The conversion feature was not accounted for as a derivative because it was not deemed to be beneficial. In addition, the equity and liability components of the convertible note were not separately accounted for since the conversion price did not bear any relationship to the value of the privately held stock rendering the exercise of the conversion feature improbable. In addition, the Note contained an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. In December 2016, the holder agreed to convert the $500,000 principal of the note along with $83,500 of unpaid accrued interest into the Company’s Bridge Notes Payable detailed below.

The Company had received $490,000 on the origination date with $10,000 being withheld as points paid by the Company, additionally the Company paid a $25,000 finder’s fee. The $35,000 represented by the points and finders fee has been recorded as a discount to the principal of the note and is being accreted over the term of the note. For the three and six months ended June 30, 2016, $2,991 and $12,066 was accreted for the note discount and included in interest expense. Interest of $22,500 and $44,750 related to the note principal was included in interest expense for the three and six months June 30, 2016.

R. Phillip Zobrist Convertible Note

On December 1, 2015, the Company entered into a $100,000 Convertible Promissory Note with R. Phillip Zobrist. The note bears an 8.5% annual interest rate and is due semi annually. The principal is due on September 30, 2017. The note contains a conversion feature allowing the principal and any unpaid accrued interest to be converted into common shares of the company at a rate of $11.00 or 20% less than the price of the anticipated Initial Public Offering, whichever is less, per share at the discretion of the note holder. The conversion feature was not accounted for as a derivative because it was not deemed to be beneficial. In addition, the equity and liability components of the convertible note were not separately accounted for since the conversion price did not bear any relationship to the value of the privately held stock rendering the exercise of the conversion feature improbable. In addition, the Note contains an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. On July 12, 2017, the note holder converted the $100,000 principal and $13,718 of accrued and unpaid interest in to 23,691 shares of our common stock at a conversion price of $4.80 per share.

The note holder also received a warrant to purchase up to 4,545 shares of our common stock at a price of the lesser of $11.00 or the offering price of an initial public offering of the Company common stock during the term of the warrant. The warrant expires on November 12, 2020, the Company calculated a note discount for the value of the warrant received by the note holder of $824 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.59%, (ii) expected life (in years) of 5; (iii) expected volatility of 97.60%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. The $824 valuation of warrant is being accreted over the term of the note and for the three and six months ended June 30, 2017, $112 and $223, respectively was included in interest expense. For the three and six months ended June 30, 2016, $112 and $224, respectively was included in interest expense. Interest of $2,125 and $4,250 related to the note principal was included in interest expense for both the three and six months ended June 30, 2017 and 2016, respectively.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Pine Valley Investments, LLC. Revolving Line of Credit Promissory Note

On December 30, 2015, the Company entered into a Revolving Line of Credit Promissory Note with Pine Valley Investments, LLC, a Utah limited Liability Company, with a maximum limit on advances of $100,000. The note bore a 12% annual interest rate on advances received. All accrued and unpaid interest along with the total sum of any outstanding advances were due on September 30, 2017. The note holder agreed that in the event the Company was able to file a Registration Statement for an Initial Public Offering to include the Note principal and accrued interest outstanding on the filing date with the Registration Statement to convert all of the Note principal and accrued interest to common stock of the Company. On July 12, 2017, the note holder converted the $86,000 principal and $9,626 of accrued and unpaid interest in to 22,768 shares of our common stock at a conversion price of $4.20 per share. At June 30, 2017 and 2016, the Company had net outstanding balances due on advances received of $86,000. Interest of $1,822 and $3,625 related to the note principal was included in interest expense for the three and six months ended June 30, 2017, respectively. Interest of $1,656 and $2,141 related to the note principal was included in interest expense for the three and six months ended June 30, 2016, respectively.

Legends Capital Opportunity Fund, LLC Convertible Notes

In August 2016, the Company entered into two convertible promissory notes with Legends Capital Opportunity Fund, LLC. At June 30, 2017 the aggregate principal due on these notes was $25,000. The notes bore interest at the rate of 10% per annum and were due on December 31, 2017. The notes provide that the principal and interest on the notes would be convertible to shares of common stock at a conversion rate of $8.25 per share or seventy percent (70%) of the anticipated initial public offering (“IPO”) price per share. In addition, the Note contains an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. On July 12, 2017, the note holder converted the $25,000 principal and $2,186 of accrued and unpaid interest in to 7,615 shares of our common stock at a conversion price of $3.57 per share. Interest of $625 and $1,236 related to the notes principal was included in interest expense for the three and six months ended June 30, 2017, respectively.

Robert Salna Convertible Promissory Note

In September 2016, the Company entered into a convertible promissory note in the principal amount of $200,000, with Robert Salna. The note bore interest at the rate of 10% per annum and was due on December 31, 2017. The note provides that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 15% to the conversion price of a bridge financing anticipated closing prior to filing a Registration Statement, which bridge financing, was completed on December 12, 2016. In addition, the Note contains an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. The Company paid a $10,000 finder’s fee which has been recorded as a discount to the principal of the note and is being accreted over the term of the note. On July 12, 2017, the note holder converted the $200,000 principal and $16,833 of accrued and unpaid interest in to 60,738 shares of our common stock at a conversion price of $3.57 per share. For the three and six months ended June 30, 2017, $1,888 and $3,755, respectively, was accreted for the note discount and included in interest expense. Interest of $5,000 and $9,889 related to the note principal was included in interest expense for the three and six months ended June 30, 2017, respectively.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

December 2016 Notes Payable

In December 2016, the Company entered into convertible promissory notes with two individuals and one company in the aggregate of $105,000. The notes bore interest at the rate of 10% per annum and were due on December 31, 2017. The notes provide that the principal and interest on the notes would be convertible to shares of common stock at a conversion rate of $8.25 per share or seventy percent (70%) of the anticipated initial public offering (“IPO”) price per share. In addition, the Note contains an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. On July 12, 2017, the note holders converted the $105,000 principal and $6,333 of accrued and unpaid interest into 26,508 shares of our common stock at a conversion price of $4.20 per share. Interest of $2,625 and $5,250 related to the notes principal was included in interest expense for the three and six months ended June 30, 2017, respectively.

Zika Diagnostics, Inc. Note Payable

On October 11, 2016, the Company entered into an exclusive license agreement with Watermark Group, Inc., a Nevada corporation, (“Watermark”) which granted the exclusive license to sell the Company’s proprietary molecular diagnostic tests for the Zika virus and other mosquito borne illnesses in exchange for an initial royalty of $500,000 and a royalty of 10% of net sales. The license was cancelled as described hereafter. Also as part of the transaction the Company entered into a stock purchase agreement with the major shareholder of Watermark for the purchase of 3,600,000 shares of common stock in Watermark for $55,000, which constituted a controlling interest in Watermark. Watermark subsequently changed its name to Zika Diagnostics, Inc. contemporaneously, with the execution of those two agreements, Watermark secured an investment of $1.05 million from an individual for the purchase of shares of Watermark, $0.5 million of which was paid to the Company pursuant to the exclusive license agreement as an initial royalty payment. As an integral part of the license agreement and the stock purchase agreement, the Company required that Watermark be debt free for the transaction to close. It was represented that a related party loan (“Related Note”) on the books of Watermark as of July 31, 2016 in the approximate amount of $172,000 plus accrued interest was satisfied. The Company was furnished written documentation from what was purported to be the then holder of the Related Note (“Tide Pool Ventures”) and a written confirmation from the original holder of the Related Note (“P&G Holdings”) that the debt was satisfied. The seller of the Watermark stock purchased by the Company also represented that the Related Note was satisfied as a condition to the stock purchase agreement. On or about January 10, 2017, the Company and Watermark were notified by P&G Holdings that the Related Note was not only still outstanding, but that it was in default and payment was demanded. On January 31, 2017, P&G Holdings filed a lawsuit in Federal District Court in New York demanding payment of the Related Note, all accrued interest thereon and attorney’s fees and that stock be issued such that P&G Holdings would own 80% of the issued and outstanding shares of stock of Watermark.

During the investigation undertaken by the Company to determine why the Note was still outstanding it was discovered that the written confirmation originally furnished to the Company by P&G Holdings appeared to have been forged. The Related Note had never been transferred to Tide Pool Ventures, and there were documents requesting issuances of stock from the Watermark transfer agent that appeared to have forged signatures of the then president of Watermark.

In light of these irregularities, the Company determined that it would unwind the transaction by terminating the license agreement effective as of October 11, 2016 and rescinding the stock purchase, which it did on March 22, 2017. Under the terms of the rescission and cancellation of the license agreement, the Company returned the shares of stock of Watermark that it held to the seller of the stock and agreed to repay a portion of the initial license fee it received. In that connection the Company reversed the amortization of the deferred revenue originally recognized and removed the deferred revenue accounts related to the license agreement to reflect the license termination and in addition removed the investment in Watermark which reflected the cost of the stock purchased ($55,000) and set up a note payable to Watermark of $445,000. The note principal was due December 31, 2020 and was non-interest bearing. On March 20, 2017, a new note was entered into, replacing the previous note for the $445,000 principal balance due, for which the maturity date was September 30, 2017 and established an annual interest rate of 12%.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

On July 12, 2017, the note holder converted the $445,000 principal and $17,800 of accrued and unpaid interest into 77,133 shares of our common stock at a conversion price of $6.00 per share. For the three and six months ended June 30, 2017, $13,498 and $15,130, respectively was included in interest expense.

Bridge Notes Payable

In December 2016, the Company entered into convertible promissory notes with six individuals and five companies, in the aggregate principal amount of $1,683,500 which consisted of (a) $1,100,000 of new investor funding and (b) $583,500 representing the satisfaction of the $500,000 note principal plus $83,500 of accrued interest on the Beaufort Capital Partners, LLC Convertible Note. The notes bore interest at the rate of 15% per annum and were due in June 2017. The notes provide that the principal and interest on the notes would be convertible to shares of common stock at a conversion rate of $8.25 per share or seventy percent (70%) of the initial public offering (“IPO”) price per share or, if the IPO has not occurred by the Maturity Date, 70% of the Company’s initial public offering (“IPO”) price per share or, if the IPO has not occurred by June 12, 2017, 85% of the offering price of the Company’s next bona fide sale of its preferred stock or common stock in excess of $1,000,000. The notes are secured by all of the assets of the Company. The Company (i) received $1,041,000 in cash (net of $59,000 in commissions withheld) and, (ii) converted $583,500 of principal and interest from the Beaufort Capital Partners, LLC Convertible Note mentioned above. The Company agreed to register the shares underlying the bridge notes and the warrants underlying the bridge notes. The transaction documents contain negative covenants that include restrictions on the repayment of debt and issuance of dividends, restrictions on new debt (including restrictions on variable rate loans) and new security interests on the Company’s assets and other customary restrictions. In addition, the Note contained an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. On July 12, 2017, the note holders converted the $1,683,500 principal and $73,651 of accrued and unpaid interest into 418,370 shares of our common stock at a conversion price of $4.20 per share. Additionally we paid two note holders an aggregate of $23,055 for accrued and unpaid interest.

The note holders also received warrants to purchase up to an aggregate of 102,039 shares of our common stock at a price of eighty-five percent (85%) of the Company’s IPO price per share or, if the IPO has not occurred by June 12, 2017, 85% of the offering price of the Company’s next bona fide sale of its preferred stock or common stock in excess of $1,000,000. The warrants expire in December 2021. The Company calculated a note discount for the value of the warrants received by the note holders of $11,914 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.96%, (ii) expected life (in years) of 5; (iii) expected volatility of 80.49%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. In addition, the warrants contain an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the exercise price and number of shares such that the holder would receive the same number of shares of stock upon exercise at an equivalent purchase price that holder would have had after the stock adjustment event if the exercise had taken place prior to the stock adjustment event.

Upon any default of the notes for non-payment, any bankruptcy event or breach of the note or other transaction documents, the Company may be liable to pay a default redemption amount equal to 130% of the amount due under the note and deliver an additional warrant to purchase 50% of the common stock issuable upon conversion of the notes. The Company may have to issue additional warrants due to stock dividends, stock splits, reclassification or other actions such as a merger or reorganization of the Company. If, at any time when the notes or warrants issued to the bridge note holders, the Company issues any common stock or common stock equivalents at a lower conversion or exercise price, the conversion or exercise price of the notes and/or warrants shall be reduced to such lower conversion or exercise price.

Additionally, the Company paid $15,000 in loan preparation fees. The $59,000 withheld as finders fees, the $11,914 warrant valuation and the $15,000 for loan preparation have all been recorded as a discount to the principal of the note and is being accreted over the term of the note. For the three and six months ended June 30, 2017, $39,848 and $79,696, respectively, was accreted for the note discount and included in interest expense. Interest of $62,958 and $125,081 related to the note principal was included in interest expense for the three and six months ended June 30, 2017, respectively.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Co Diagnostics, Ltd. Revolving Line of Credit Promissory Note

On August 1, 2015, the Company entered into a Revolving Line of Credit Promissory Note with Co Diagnostics, Ltd a Turks and Caicos limited company, with a maximum limit on advances of $750,000. Co Diagnostics, Ltd. is a greater than 20% shareholder of the Company. The note bore a 12% annual interest rate on advances received. All accrued and unpaid interest along with the total sum of any outstanding advances were due on September 30, 2017. The note holder agreed that in the event the Company was able to file a Registration Statement for an Initial Public Offering on or before December 31, 2016, the note holder agreed to include the Note principal and accrued interest outstanding on the filing date with the Registration Statement to convert all of the Note principal and accrued interest to common stock of the Company. On July 12, 2017 the note holder converted the $609,940 principal and $112,633 of accrued and unpaid interest into 172,041 shares of our common stock at a conversion price of $4.20 per share. As of June 30, 2017 and 2016, the Company had an outstanding balance due on advances received of $609,940 and $509,985, respectively. Interest of $18,248 and $36,296 related to the note principal was included in interest expense for the three and six months ended June 30, 2017, respectively. Interest of $15,070 and $27,491 related to the note principal was included in interest expense for the three and six months ended June 30, 2016, respectively.

Legends Capital Group, LLC Convertible Note

On November 12, 2015, the Company entered into a $100,000 Convertible Promissory Note with Legends Capital Group, LLC, a Utah limited liability company. Legends Capital Group is a 12% shareholder of the Company and one of its members is a member of our Board of Directors. The note bore an 8.5% annual interest rate and was due semi annually. The principal was due on September 30, 2017. The note contained a conversion feature allowing the principal and any unpaid accrued interest to be converted into common shares of the company at a rate of $11.00 or 20% less than the price of the anticipated Initial Public Offering, whichever is less, per share at the discretion of the note holder. The conversion feature was not accounted for as a derivative because it was not deemed to be beneficial. In addition, the equity and liability components of the convertible note were not separately accounted for since the conversion price did not bear any relationship to the value of the privately held stock rendering the exercise of the conversion feature improbable. In addition, the Note contains an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. On July 12, 2017, the note holder converted the $100,000 principal and $14,143 of accrued and unpaid interest in to 23,780 shares of our common stock at a conversion price of $4.80 per share.

The note holder also received a warrant to purchase up to 4,545 shares of our common stock at a price of the lesser of $16.50 or the offering price of an initial public offering of the Company common stock during the term of the warrant. The warrant expires on November 12, 2020, the Company calculated a note discount for the value of the warrant received by the note holder of $665 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.67%, (ii) expected life (in years) of 5; (iii) expected volatility of 97.71%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. The $665 valuation of warrant is being accreted over the term of the note and for the three and six months June 30, 2017and 2016, $88 and $175, respectively was included in interest expense. Interest of $2,125 and $4,250 related to the note principal was included in interest expense for both the three and six months ended June 30, 2017 and 2016, respectively. In addition, the warrants contain an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the exercise price and number of shares such that the holder would receive the same number of shares of stock upon exercise at an equivalent purchase price that holder would have had after the stock adjustment event if the exercise had taken place prior to the stock adjustment event.

Clavo Rico Promissory Note

In February 2016, the Company entered into a promissory note in the principal amount of $10,000 with Clavo Rico Inc. a Utah corporation. The president of Clavo Rico is a member of the Company’s Board of Directors. The note bore interest at the rate of 12% per annum with an amended maturity date of September 30, 2017. On September 14, 2016 we amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if the Company were to file a Registration Statement. On July 12, 2017, the note holder converted the $10,000 principal and $1,660 of accrued and unpaid interest in to 2,776 shares of our common stock at a conversion price of $4.20 per share. Interest of $299 and $595 related to the note principal was included in interest expense for the three and six months ended June 30, 2017, respectively. Interest of $299 and $424 related to the note principal was included in interest expense for the three and six months ended June 30, 2016, respectively.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Legends Capital Group, LLC. Revolving Line of Credit Promissory Note

In March 2016, the Company entered into a revolving line of credit promissory note Legends Capital Group, LLC in the principal amount of $100,000. The investor is a principal shareholder of ours and owns approximately 12% of the issued and outstanding shares of the Company. The note bore interest at the rate of 12% per annum with an amended maturity date of September 30, 2017. At June 30, 2017 and 2016, the company had net outstanding advances due of $10,000 and $45,000, respectively under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if we were to file a Registration Statement. On July 12, 2017, the note holder converted the $10,000 principal and $6,112 of accrued and unpaid interest in to 3,836 shares of our common stock at a conversion price of $4.20 per share. Interest of $299 and $595 related to the note principal was included in interest expense for the three and six months ended June 30, 2017, respectively. Interest of $1,123 and $1,262 related to the note principal was included in interest expense for the three and six months ended June 30, 2016, respectively.

Hamilton Mining Resources, Inc. Revolving Line of Credit Promissory Note

In May 2016, the Company entered into a revolving line of credit promissory note with Hamilton Mining Resources Inc. in the principal amount of $75,000. The president of Hamilton is a member of the Company’s Board of Directors. The note bore interest at the rate of 12% per annum and an amended maturity date of September 30, 2017. At both June 30, 2017 and 2016, the Company had net outstanding advances due of $66,000 under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if we were to file a Registration Statement. On July 12, 2017, the note holder converted the $66,000 principal and $8,726 of accrued and unpaid interest in to 17,792 shares of our common stock at a conversion price of $4.20 per share. Interest of $1,980 and $3,960 related to the note principal was included in interest expense for the three and six months ended June 30, 2017, respectively. Interest of $720 related to the note principal was included in interest expense for both the three and six months ended June 30, 2016.

Machan 1988 Property Trust Revolving Line of Credit Promissory Note

In May 2016, the Company entered into a revolving line of credit promissory note with Machan 1988 Property Trust in the principal amount of $50,000. The Trustee of the Trust is a member of the Company’s Board of Directors. The note bore interest at the rate of 12% per annum. At December 31, 2016, the Company had net outstanding advances due of $41,500 under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if we were to file a Registration Statement before December 31, 2016. The Company did not file the aforementioned Registration Statement until after December 31, 2016. We subsequently retired the $41,500 principal of the note on March 6, 2017. Interest of $913 related to the note principal was included in interest expense for the six months ended June 30, 2017. Interest of $353 related to the note principal was included in interest expense for both the three and six months ended June 30, 2016.

Note 4 – Stock-based Compensation

Stock Incentive Plans

Under the Co Diagnostics, Inc. 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options, share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units to employees and directors and non-qualified stock options to consultants of the company. Options generally expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant with the first 1/3 vesting on the grant date. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. The Company have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. The 2015 Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the 2015 Plan at June 30, 2017 was 5,738,628.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Stock Options

There were no options granted in the six months ended June 30, 2017. The fair values for the options granted in the six months ended June 30, 2016 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2016
Risk free interest rate	1.52%
Expected life (in years)	5.5
Expected volatility	95.24%
Expected dividend yield	0.00%
Stock price	$0.638

The weighted average fair value of options granted during the six months ended June 30, 2016 was $0.44 per share.

For the six months ended June 30, 2017, the Company recognized $12,396 of stock based compensation expense recorded in our general and administrative department for options vesting which were granted prior to January 1, 2017.

For the six months ended June 30, 2016, the Company recognized $48,750 of stock based compensation expense recorded in our general and administrative department of which (i) $39,222 was for options granted to 10 employees and one consultant of the company to purchase an aggregate of 163,641 shares of our common stock and (ii) $9,527 for the vesting of options granted prior to January 1, 2016.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The following table summarizes option activity during the six months and year ended June 30, 2017 and December 31, 2016, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)

Outstanding at January 1, 2016	136,369	$0.55	$0.44	9.05

Options granted	163,641	0.55	0.44	9.05
Expired	--	--	--	--
Forfeited options	(38,638)	0.55	0.44	8.04
Exercised	--	--	--	--

Outstanding at December 31, 2016	261,372	$0.55	$0.44	8.63

Options granted	--	--	--	--
Expired	--	--	--	--
Forfeited options	--	--	--	--
Exercised	--	--	--	--

Outstanding at June 30, 2017	261,372	$0.55	$0.49	8.13

Warrants

The Company estimates the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. The Company amortizes the fair value of issued warrants using a vesting schedule based on the terms and conditions of each associated underlying contract, as earned. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected warrant term. In determining the expected volatility our computation is based the stock prices of three comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

The following table summarizes warrant activity during the six months and year ended June 30, 2017 and December 31, 2016, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)

Outstanding at January 1, 2016	9,090	13.75	0.11	4.90

Warrants issued	102,039	8.25	0.01	5.00
Expired	--	--	--	--
Forfeited warrants	--	--	--	--
Exercised	--	--	--	--

Outstanding at December 31, 2016	111,129	$8.70	$0.11	4.91

Warrants issued	272,727	0.11	0.54	5.00
Expired	--	--	--	--
Forfeited warrants	--	--	--	--
Exercised	--	--	--	--

Outstanding at June 30, 2017	383,856	$1.58	$0.42	4.75

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The following table summarizes information about stock options and warrants outstanding at June 30, 2017.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.11-0.55	534,099	6.48	$0.33	483,340	$0.30
5.10-6.00	111,129	4.41	5.17	111,129	5.17
$0.11-6.00	645,228	6.12	$1.16	594,469	$1.21

Total unrecognized stock-based compensation was $12,389 at June 30, 2017, which the Company expects to recognize over the next year in accordance with vesting provisions.

Note 5 – Related Party Transactions

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the six months ending June 30, 2017, the Company included $107,500 as an expense for this license agreement in research and development. For the three and six months ending June 30, 2016, the Company included $90,000 and $180,000, respectively as an expense for this license agreement in research and development.

The Company financed operations partly through short term loans with related parties and through the deferral of payment to related parties for expenses incurred. At June 30, 2017, the Company accrued $814,277 in expenses and had accounts payable of $75,000 for technology royalties, consulting fees, and interest on related party debts. In addition the Company had short-term notes outstanding from five related party entities totaling $795,851. At December 31, 2016, the Company accrued $690,168 in expenses and had accounts payable of $75,000 for technology royalties, consulting fees, and interest on related party debts. In addition the Company had notes outstanding from six related party entities totaling $837,177.

Note 6 – Lease Obligations

Our executive offices are located at 8160 S Highland Dr. Sandy Utah 84093. The Company occupies three suites at an executive office facility on a month to month basis at a rate of $1,555 plus usage charges per month. Our laboratory and product development facility is located at 585 W 500 S Bountiful Utah, 84010, and consists of approximately 3,971 square feet of space leased under a multi-year contract which was extended in September 2016 at a rate of $3,781 per month and expires on November 30, 2017. For the three and six months ended June 30, 2017, the Company expensed $14,338 and $25,682, respectively for rent. For the three and six months ended June 30, 2016, the Company expensed $13,930 and $27,850, respectively for rent. The Company’s lease rent obligation is as follows:

Year	Amount
2017	$41,591
Total	$41,591

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 7 – Subsequent Events

On July 12, 2017, the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. (the “Underwriters”), related to the Company’s initial public offering of 1,178,532 shares of the Company’s common stock, at a price of $6.00 per share, less $0.60 constituting the underwriting commissions and non-accountable expense allowance. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 176,780 shares of common stock to cover over-allotments, if any. Total gross proceeds from the offering were $7,071,192 and the Company received net proceeds of $6,251,572.

Coincident with the closing of the IPO, the Company retired all of its principal debt of $3,440,000 and approximately $283,000 of accrued interest through the issuance of approximately 857,000 shares.

The Company evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events that need to be reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties. Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in the Risk Factors in our registration statement on Form S-1/A filed with the commission on July 10, 2017:

•	dependence on commercialization of our molecular diagnostic technology;

•	our continued losses;

•	concerns of customers relating to our financial uncertainty;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As an emerging growth company, we have elected to opt-in to the extended transition period for new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Executive Overview

Co-Diagnostics, Inc. (“Company,” or “CDI,”), a Utah corporation, is a molecular diagnostics company that has developed, and intends to sell molecular diagnostic technology such as lab systems (which we refer to as the “MDx device”) and manufacture and sell reagents used for tests that are designed using the detection and/or analysis of nucleic acid molecules (DNA or RNA).

Dr. Brent Satterfield, our Chief Technology Officer, created the Company’s suite of intellectual properties. Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI’s technologies are now protected by five granted or pending US patents, as well as certain trade secrets. Our platform allows us to avoid paying existing patent royalties required by other PCR test systems, which has the potential of allowing CDI to sell diagnostic labs and tests at a lower cost than competitors, while generating a profit margin.

We will either sell or lease our portable labs to existing diagnostic centers, through sale or lease agreements, and sell reagents used in our proprietary tests.

We designed our tests by identifying the optimal locations on the target gene for amplification and paired the location with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, the data resulting from our tests verify that we succeeded in designing what we intended to at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in a clinical evaluation setting using initial production tests to confirm that the product as designed meets the user needs.

CDI’s diagnostics systems enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to PCR test design (cooperative primers) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

Using its proprietary test design system and proprietary reagents, CDI will design and sell PCR diagnostic tests for diseases and pathogens starting with tests for tuberculosis, a drug resistant tuberculosis test, hepatitis B and C, Malaria, dengue, HIV and Zika virus, all of which tests have been designed and validated in CDI’s laboratory.

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc., in Utah on April 18, 2013. Our principal executive office is located 8160 S. Highland Drive, Salt Lake City, Utah 84124. Our telephone number is (801) 278-9769. Our web address is http://codiagnostics.com. The information included on our website is not, and shall not be interpreted to be, a part of this prospectus.

Product Offering

Caribbean and Central and South America

Our initial sales will be to entities within the Caribbean Public Health Agency Members States (Anguilla, Antigua and Barbuda, Aruba, Bahamas, Barbados, Belize, Bermuda, BES Islands, British Virgin Islands, Cayman Islands, Curacao, Dominica, Grenada, Haiti, Guyana, Jamaica, Montserrat, Saint Kitts and Nevis, Saint Lucia, St Maarten, Saint Vincent and the Grenadines, Suriname, Trinidad and Tobago, Turks and Caicos Islands).

In some of these countries, there are no regulatory hurdles and we can start offering our tests immediately. The U.S. Food and Drug Administration (FDA) has granted permission for us to export our products. The FDA's permission to export was granted under Section 801 (e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801 (e) of the Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. Section 801 (e) applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA's Good Manufacturing Practices.

We will first offer our Zika test in this region because of the demand for such test followed quickly by test for tuberculosis, hepatitis B and C, dengue then our full range of tests.

India

The Company has entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India. The agreement provides for the manufacture of the tests named above and the joint sales and marketing of those tests in India.

Since the tests will be conducted in India on Indian citizens, no FDA approval or inspection will be required. Certain Indian regulatory approval from the Central Drugs Standard Control Organization (CDSCO) must be acquired. We are engaging the services of an experienced consultant in India to help get us through this process. Research Use Only (RUO) reagents are able to be sold without requiring regulatory approval as long as they are labeled and designated as such. We are beginning to sell these products in India in 2017.

India is the country with the highest burden of tuberculosis. According to the World Health Organization (WHO) tuberculosis statistics for India for 2015 give an estimated incidence figure of 2.2 million cases of tuberculosis for India out of a global incidence of 9.6 million. The tuberculosis incidence for India is the number of new cases of active tuberculosis disease in India during a certain time period (usually a year).

Europe

Most molecular tests, such as our tests, are governed in Europe by the framework for in vitro diagnostics (IVDs), which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for IVDs is built largely on a self-certification procedure, placing heavy responsibility on manufacturers. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may be CE-marked as an indication that the product is compliant with EU legislation and sold in the European Union.

We have received ISO 13485 and ISO 9001 certifications relating to the design and manufacture of our medical device products. The ISO certification indicates that we meet the standards required to self-certify certain of our products and affix a CE marking for sales of our products in countries accepting the CE marking (not in the United States) with only minimal further governmental approvals in each country. We expect to have our Zika and tuberculosis tests CE-marked in 2017. We estimate the remaining costs for CE-marks to be approximately $100,000.

United States

We do not anticipate offering our tests in the United States in the near future. We believe, however, our tests may be able to qualify as Laboratory Developed Tests (LDT's), diagnostic tests that are developed and manufactured by CLIA certified laboratories. These tests are developed by the lab for use only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDT's and obtain licenses to offer them as diagnostic services. The FDA has publicly announced its intention to regulate certain LDTs in a phased-in approach, but draft guidance that was published a couple of years ago was withdrawn at the end of the Obama administration and replaced by an informal non-enforceable discussion paper reflecting some of the feedback that it received on LDT regulation.

Market Opportunity

The molecular diagnostics market is a fast growing portion of the in vitro (test tube based, controlled environment) diagnostics market. There are several advantages of molecular tests over other forms of diagnostic testing, which include higher sensitivities, the ability to perform multiplex tests and the ability to test for drug resistance or individual genes.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Three of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO. As of March 31, 2017, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034 and the other patent expires in 2036.

We have identified additional applications of the technology, which represent potential patents that further define specific applications of the processes that are covered by the original patents. We intend to continue building our intellectual property portfolio as development continues and resources are available.

We have copyrighted our development software that can be used by any lab or developer to develop diagnostic tests based on our technology.

Recent corporate Developments

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. (the “Underwriters”), related to the Company’s initial public offering of 1,178,532 shares of the Company’s common stock, at a price of $6.00 per share, less $0.60 constituting the underwriting commissions and non-accountable expense allowance. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 176,780 shares of common stock to cover over-allotments, if any. Total gross proceeds from the offering were $7,071,192 and the Company received net proceeds of $6,251,572.

Coincident with the closing of the IPO, the Company retired all of its principal debt of $3,440,000 and approximately $283,000 of accrued interest through the issuance of approximately 857,000 shares.

RESULTS OF OPERATIONS

Results of Operations for the Six Months ended June 30, 2017 and June 30, 2016

Revenues

For the six months ended June 30, 2017, we generated $2,466 of revenues compared to no revenues in the six months ended June 30, 2016. Revenues of $600 represented the first placement of a thermocycler with a laboratory in the Caribbean that contracted to use our diagnostic tests on a reagent rental agreement. Revenues of $1,000 represented the fee charged for the test design for a customer and the remainder was a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company.

Cost of Revenues

For the six months ended June 30, 2017, we recorded $302 of cost of sales that was depreciation on the thermocycler that was part of our reagent rental program described above. We had no costs of revenues in the six months ended June 30, 2016.

Expenses

We incurred total operating expenses of $1,267,481 for the six months ended June 30, 2017 compared to total operating expenses of $851,037 for the six months ended June 30, 2016. The increase of $416,444 was due primarily to an increase in general and administrative expenses of $193,115, an increase in sales and marketing costs of $142,133, and an increase of $82,554 in our research and development expenses.

Our general and administrative expenses increased $193,116 from $414,142 for the six months ended June 30, 2016 to $607,258 for the six months ended June 30, 2017. The increase was primarily the result of an increase of $187,865 in independent consulting expenses, an increase of $46,788 in salaries and related benefits and an increase of $44,398 in accounting expenses partially offset by a decrease of $36,353 in option and warrant related expenses and a decrease of $30,000 in management fee expense.

Our sales and marketing expenses for the six months ended June 30, 2017, were $189,843 compared to sales and marketing expenses of $47,710 for the six months ended June 30, 2016. The increase of $142,133 is due primarily to an increase of $70,195 of salary and related benefits expense, an increase in travel related expenses of $49,424 and an increase of $12,107 in advertising expenses.

Our research and development expenses increased by $82,554 from $367,014 for the six months ended June 30, 2016 to $449,568 for the six months ended June 30, 2017. The increase was primarily due to an increase of $34,862 in payroll and employee related expenses and an increase of $65,181 in lab supplies and services, $18,905 in building rent and $17,449 in consulting fees partially offset by a decrease of $72,500 in technology license fees due to a restructuring of our Co-Primer license

Interest Expense

For the six months ended June 30, 2017, we incurred interest expense of $295,432 compared to interest expense for the six months ended June 30, 2016 of $102,454. The increase of $192,978 was the result of having our bridge loans outstanding for the entire six-month period and an increase in our total indebtedness.

Net Loss

We realized a net loss for the six months ended June 30, 2017, of $1,560,749 compared with a net loss for the six months ended June 30, 2016 of $953,491. The increase in net loss of $607,258 was the result of the increased operating expenses and increased interest expense as explained above.

Results of Operations for the Three Months ended June 30, 2017 and 2016

Revenues

For the three months ended June 30, 2017, we generated $2,466 of revenues compared to no revenues in the six months ended June 30, 2016. $600 of the revenues represented the first placement of a thermocycler with a laboratory in the Caribbean that contracted to use our diagnostic tests on a reagent rental agreement. $1,000 of the revenues was the fee charged for the test design for a customer and the remainder was a license fee for licensing our Zika test and certain other Flaviviruses for limited distribution to a Canadian company.

Cost of Revenues

For the three months ended June 30, 2017, we recorded $302 of cost of sales that was depreciation on the thermocycler that was part of our reagent rental program described above. We had no costs of revenues in the six months ended June 30, 2016.

Expenses

We incurred total operating expenses of $703,116 for the three months ended June 30, 2017 compared to total operating expenses of $390,291 for the three months ended June 30, 2016. The increase of $312,825 was due primarily to an increase in general and administrative expenses of $194,619, an increase in sales and marketing costs of $103,207, and an increase of $12,771 in our research and development expenses.

Our general and administrative expenses increased $194,621 from $186,903 for the three months ended June 30, 2016 to $381,524 for the three months ended June 30, 2017. The increase was primarily the result of an increase of $147,332 in independent consulting expenses, an increase of $37,377 in salaries and related benefits and an increase of $28,250 in accounting and other professional services and an increase of $17,043 in regulatory expenses partially offset by a decrease of $10,934 in building rent expenses and a decrease of $15,000 in management fee expense.

Our sales and marketing expenses for the three months ended June 30, 2017 were $125,626 compared to sales and marketing expenses of $22,419 for the three months ended June 30, 2016. The increase of $103,207 is due primarily to an increase of $45,751 of salary and related benefits expense, an increase in travel related expenses of $35,230 and an increase of $12,107 in advertising expenses.

Our research and development expenses increased by $12,771 from $172,109 for the three months ended June 30, 2016 to $184,880 for the three months ended June 30, 2017. The increase was primarily due to an increase of $35,446 in payroll and employee related expenses and an increase of $35,404 in lab supplies and services, $11,343 in building rent and $8,458 in consulting fees partially offset by a decrease of $90,000 in technology license fees due to a restructuring of our Co-Primer license

Interest Expense

For the three months ended June 30, 2017, we incurred interest expense of $154,055 compared to interest expense for the three months ended June 30, 2016 of $52,351. The increase of $101,704 was the result of having our bridge loans outstanding for the entire three-month period and an increase in our total indebtedness.

Net Loss

We realized a net loss for the three months ended June 30, 2017 of $855,007 compared with a net loss for the three months ended June 30, 2016 of $442,642. The increase in net loss of $412,365 was the result of the increased operating expenses and increased interest expense as explained above.

Liquidity and Capital Resources

At June 30, 2017, we had cash of $116,773, total current assets of $313,357, total current liabilities of $4,674,195 and total stockholders' deficit of $4,395,357. At December 31, 2016, we had cash of $998,737, total current assets of $1,208,398, total current liabilities of $3,845,413 and total stockholders' deficit of $2,994,586.

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. (the “Underwriters”), related to the Company’s initial public offering of 1,178,532 shares of the Company’s common stock, at a price of $6.00 per share, less $0.60 constituting the underwriting commissions and non-accountable expense allowance. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 176,780 shares of common stock to cover over-allotments, if any. Total gross proceeds from the offering were $7,071,192 and the Company received net proceeds of $6,251,572.

Coincident with the closing of the IPO, the Company retired all of its principal debt of $3,440,000 and approximately $283,000 of accrued interest through the issuance of approximately 857,000 shares.

We experienced negative cash flow used in operations during the six months ended June 30, 2017 of $752,858 compared to negative cash flow used in Operations for the six months ended June 30, 2016 of $458,316. The negative cash flow was met by cash reserves, sales of our common stock, sale of an exclusive license to sell our Zika test and related mosquito borne illnesses and most recently from the issuances of short term debt. The exclusive license agreement was later rescinded and the advanced royalty converted to debt. A more limited license for our Zika test and related mosquito borne illnesses was entered into in June 2017 and the proceeds of the license fee was used to fund operations. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Until our operations become profitable, we will continue to rely on proceeds received from our recently completed IPO. We expect additional investment capital may come from (i) additional private placements of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly operating expenses, including our technology research and development expenses and interest expense, were approximately $211,250 per month during the six months ended June 30, 2017. We did not have sufficient capital resources at December 31, 2016 to fund our negative cash flow for the next year without raising additional capital and therefore completed our IPO, which will fund our operations for approximately two years. We will continue to need to raise additional capital through sales of common stock or issuance of debt financing to fund operations until we commence sales of products sufficient to fund our operations. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating expenses will continue until we are able to generate revenue. Our business model contemplates that revenue will commence in 2017 and our need for additional investment will depend on the amount of revenue generated.

Our long-term liquidity is dependent upon execution of our business model and the commencement of revenue generating activities and working capital as described above, and upon capital needed for continued commercialization and development of our diagnostic testing technology. Commercialization and future development of diagnostic tests utilizing our PCR technology are expected to require additional capital estimated to be approximately $850,000 annually for the foreseeable future. This estimate will increase or decrease depending on specific opportunities and available funding.

To date, we have met our working capital needs primarily through funds received from sales of our common stock and from convertible debt financings. Until our operations become profitable, we will continue to rely on proceeds received from external funding. We expect additional investment capital may come from additional private placements of our common stock with existing and new investors and the private placement of other securities with investors similar to those that have provided funding in the past.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not issue financial instruments for trading purposes or have any derivative financial instruments. As discussed above, however, the embedded conversion feature and prepayment option of our senior secured convertible notes and our related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.

Our cash and cash equivalents are also exposed to market risk. However, because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash and cash equivalent investments. We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2017, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last three-month period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our registration statement on Form S-1/A filed with the commission on July 10, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective on July 12, 2017 we converted $1,756,940 of principal indebtedness and $209,770 of accrued interest into 438,678 shares of our common stock.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance of $216,833 at a per share conversion price of $3.57 into 60,738 shares of our common stock and converted a promissory note with an aggregate principal and accrued interest balance of $462,800 at a per share conversion price of $4.20 into 77,133 shares of our common stock. The notes were held by the same individual, who is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $722,573 at a per share conversion price of $4.20 into 172,041 shares of our common stock. The holder is a foreign company and is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance of $114,143 at a per share conversion price of $4.20 into 23,780 shares of our common stock and converted a promissory note with an aggregate principal and accrued interest balance of $16,112 at a per share conversion price of $4.20 into 3,836 shares of our common stock. The notes were held by the same limited liability company, who is an accredited investor and is a related party. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $113,718 at a per share conversion price of $4.20 into 23,691 shares of our common stock. The holder was an individual who is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $95,626 at a per share conversion price of $4.20 into 22,768 shares of our common stock. The holder was a limited liability company that is a related party and is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $74,726 at a per share conversion price of $4.20 into 17,792 shares of our common stock. The holder is a corporation that is a related party. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $11,660 at a per share conversion price of $4.20 into 2,776 shares of our common stock. The holder is a corporation that is a related party. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $53,014 at a per share conversion price of $4.20 into 12,622 shares of our common stock. The holder was an individual who is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $42,444 at a per share conversion price of $4.20 into 10,106 shares of our common stock. The holder was an individual. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $27,186 at a per share conversion price of $3.57 into 7,615 shares of our common stock. The holder was a limited liability company which is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $16,112 at a per share conversion price of $4.20 into 3,836 shares of our common stock. The holder is a limited liability company. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance $462,800 at a per share conversion price of $6.00 into 77,133 shares of our common stock. The holder is an accredited individual. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

3.1	Articles of Incorporation (1)
3.1.1	Amendment to the Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Filed herewith.

(1) Incorporated by reference to the Draft Registration Statement filed with the SEC on January 11, 2017.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: August 25, 2017	By:	/s/ Dwight H. Egan
Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 25, 2017	By:	/s/ Reed L Benson
Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

