Form 10-Q
period 2017-09-30
Co-Diagnostics, Inc.
filed 2017-11-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

There were 12,282,975 shares of the Registrant’s $0.001 par value common stock outstanding as of November 12, 2017.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:

Current Assets
Cash	$4,625,238	$998,737
Other receivables	1,483	3,183
Inventory	45,340	--
Prepaid expenses	1,240,361	206,478
Total current assets	5,912,422	1,208,398
Property and equipment, net	139,749	87,429

Total assets	$6,052,171	$1,295,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities
Accounts payable	$80,504	$29,934
Accounts payable (related party)	--	75,000
Accrued expenses	65,722	101,239
Accrued expenses (related party)	520,000	690,168
Current notes payable net of $0 and $87,605 discount, respectively	--	2,111,895
Current notes payable (related party) net of $0 and $263 discount, respectively	--	837,177
Deferred revenue	10,792	--
Total current liabilities	677,018	3,845,413
Long-term Liabilities, net of current portion
Notes payable	--	445,000
Deferred revenue long-term	186,144	--
Total long-term liabilities	186,144	445,000
Total liabilities	863,162	4,290,413

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 180,000,000 shares authorized; 12,282,975 and 9,882,395 and shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	12,283	9,882
Additional paid-in capital	16,094,194	2,458,744
Accumulated deficit	(10,917,468)	(5,463,212)
Total stockholders’ equity (deficit)	5,189,009	(2,994,586)

Total liabilities and stockholders’ equity (deficit)	$6,052,171	$1,295,827

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:	$2,598	$--	$5,064	$--
Cost of sales	--	--	302	--
Gross profit	2,598	--	4,762	--
Operating expenses:
Sales and marketing	117,078	28,890	306,921	76,600
General and administrative	1,405,955	183,363	2,013,213	597,505
Research and development	272,209	172,804	721,777	539,818
Depreciation and amortization	12,416	7,295	33,228	29,466
Total operating expenses	1,807,658	392,352	3,075,139	1,243,389
Loss from operations	(1,805,060)	(392,352)	(3,070,377)	(1,243,389)
Other expense:
Interest expense	(14,801)	(57,598)	(310,233)	(160,052)
Loss on extinguishment of debt	(2,072,365)	--	(2,072,365)	--
Loss on disposition of assets	(1,281)	--	(1,281)	--
Total other expense	(2,088,447)	(57,598)	(2,383,879)	(160,052)
Loss before income taxes	(3,893,507)	(449,950)	(5,454,256)	(1,403,441)
Provision for income taxes	--	--	--	--
Net Loss	$(3,893,507)	$(449,950)	$(5,454,256)	$(1,403,441)

Basic and diluted income (loss) per common share	$(0.33)	$(0.05)	$(0.53)	$(0.14)

Weighted average common shares outstanding	11,751,649	9,882,395	10,512,327	9,882,395

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,454,256)	$(1,403,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	675,966	58,879
Accretion of notes payable discount	84,101	13,186
Loss on extinguishment of debt	2,072,365	--
Loss on disposition of assets	1,281	--
Depreciation and amortization	33,228	29,466
Changes in assets and liabilities:
Decrease in prepaid and other assets	114,279	83,888
Increase in accounts payable and accrued expenses	57,135	461,651
Increase in deferred income	196,936	--

Net cash used in operating activities	(2,218,965)	(756,371)

Cash flows from investing activities:
Purchase of property and equipment	(90,958)	(7,500)

Net cash used by investing activities	(90,958)	(7,500)

Cash flows from financing activities:
Proceeds from debt financing	--	213,450
Proceeds from debt financing (related party)	--	584,940
Proceeds from sale of stock	7,071,192	--
Sale of stock offering costs	(1,093,268)	--
Principal payments on debt	--	(14,950)
Principal payments on debt (related party)	(41,500)	--

Net cash provided by financing activities	5,936,424	783,440

Net increase in cash	3,626,501	19,569

Cash beginning of period	998,737	33,805

Cash end of period	$4,625,238	$53,374

Supplemental disclosure of cash flow information:
Interest paid	$73,523	$10,050
Income taxes paid	$--	$--

Schedule of non-cash investing and financing activities:
Stock issued for acquisition	$--	$8,195
Stock issued for services	$303,700	$--
Stock issued in debt conversion	$5,142,294	$--
Warrants issued in debt conversion	$650,166	$--
Warrants issued for services	$256,198	$--

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2016, included in the Company’s Form S-1 Registration Statement as amended.

On May 24, 2017 the Company effected an 11 to 1 reverse stock split. The statements in this report have been prepared showing the effect as of the beginning of the periods included.

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. (the “Underwriters”), related to the Company’s initial public offering of 1,178,532 shares of the Company’s common stock, at a price of $6.00 per share, less $0.60 constituting the underwriting commissions and non-accountable expense allowance. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 176,780 shares of common stock to cover over-allotments, if any. Total gross proceeds from the offering were $7,071,192 and the Company received net proceeds after costs of $5,977,924.

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

In May 2014, the FASB issued ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of evaluating the potential impact of this standard to the Company's results of operations or financial position.

Note 2 - Significant Accounting Policies

Property and Equipment

Depreciation expense for the three and nine months ended September 30, 2017 was $12,416 and $33,228, respectively. For the nine months ended September 30, 2017, an additional $302 of depreciation on customer-leased equipment was included in cost of sales. Depreciation expense for the three and nine months ended September 30, 2016 was $7,295 and $29,466, respectively. For the three and nine months ended September 30, 2017 computers and office equipment with an original cost basis of $29,412 was retired resulting in a $1,281 loss on disposition.

As of September 30, 2017 and December 31, 2016 property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Computers and office equipment	$212,031	$160,891
Customer leased equipment	9,072	--
Leasehold improvements	4,050	2,715
Furniture and fixtures	4,740	4,740
Total	229,893	168,346
Less: accumulated depreciation	(90,144)	(80,917)
Total property and equipment, net	$139,749	$87,429

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three and nine months ending September 30, 2017 and 2016, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. As of September 30, 2017 and 2016, there were 1,028,969 and 4,141,667 potentially dilutive shares, respectively.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories consisting of diagnostic tests are stated at the lower of cost or market determined using the first-in, first-out method.

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

Customer Leased Equipment

Customer leased equipment is capitalized and depreciated using the straight-line method over the estimated useful lives of the equipment, generally from three to five years. The expense for depreciation on this equipment is included in cost of sales. The company typically retains ownership of the equipment.

Note 3 – Notes Payable

The recorded value of our notes payable (net of debt discount) as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Notes payable, net of debt discount
R. Phillip Zobrist Convertible Note	--	99,664
Pine Valley Investments, LLC. Revolving Line of Credit Promissory Note	--	86,000
Legends Capital Opportunity Fund, LLC Convertible Notes	--	25,000
Robert Salna Convertible Promissory Note	--	192,427
December 2016 Notes Payable	--	105,000
Zika Diagnostics, Inc.	--	445,000
Bridge Notes Payable	--	1,603,804
Total	--	2,556,895
Less Current Portion	--	(2,111,895)
Total Long-term	$--	$445,000

Notes payable (related party), net of debt discount
Co Diagnostics, Ltd. Revolving Line of Credit Promissory Note	$--	$609,940
Legends Capital Group, LLC Convertible Note	--	99,737
Clavo Rico Promissory Note	--	10,000
Legends Capital Group, LLC. Revolving Line of Credit Promissory Note	--	10,000
Hamilton Mining Resources, Inc. Revolving Line of Credit Promissory Note	--	66,000
Machan 1988 Property Trust Revolving Line of Credit Promissory Note	--	41,500
Total Related Party	--	837,177
Less Current Portion Related Party	--	(837,177)
Total Long-term Related Party	$--	$--

Beaufort Capital Partners, LLC Convertible Note

On May 15, 2015, the Company entered into a $500,000 Convertible Promissory Note with Beaufort Capital Partners, LLC. The note bore a 12% annual interest rate and is due monthly. The principal was due on April 30, 2016, and because it was not paid, the note was in default. The holder filed a lawsuit in Third District Court in Salt Lake City, Utah and was awarded a judgment on June 6, 2016. The holder agreed to forbear any collection proceedings pursuant to a Forbearance Agreement dated August 8, 2016, through October 31, 2016, in consideration of interest payments which have been made since the Forbearance Agreement was executed. The note contained a conversion feature allowing the principal and any unpaid accrued interest to be converted into common shares of the company at a rate of $8.25 or 20% less than the price of the anticipated Initial Public Offering, whichever is less, per share at the discretion of the note holder. The conversion feature was not accounted for as a derivative because it was not deemed to be beneficial. In addition, the equity and liability components of the convertible note were not separately accounted for since the conversion price did not bear any relationship to the value of the privately held stock rendering the exercise of the conversion feature improbable. In addition, the Note contained an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. The Company had received $490,000 on the origination date with $10,000 being withheld as points paid by the Company, additionally the Company paid a $25,000 finders fee. The $35,000 represented by the points and finders fee had been recorded as a discount to the principal of the note and was accreted over the term of the note. In December, 2016, the holder agreed to convert the $500,000 principal of the note along with $83,500 of unpaid accrued interest into the Company’s Bridge Notes Payable detailed below.

For the nine months ended September 30, 2016 $12,066 was accreted for the note discount and included in interest expense. Interest of $22,500 and $67,250 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $100,000 principal and $13,718 of accrued and unpaid interest into 23,691 shares of our common stock at a conversion price of $4.80 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $28,528.

The note holder also received a warrant to purchase up to 4,545 shares of our common stock at a price of the lesser of $11.00 or the offering price of an initial public offering of the Company common stock during the term of the warrant. The warrant expires on November 12, 2020, the Company calculated a note discount for the value of the warrant received by the note holder of $824 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.59%, (ii) expected life (in years) of 5; (iii) expected volatility of 97.60%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. The $824 valuation of warrant was accreted over the term of the note and for the three and nine months ended September 30, 2017, $14 and $236, respectively was included in interest expense. Interest of $260 and $4,510 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively.

For the three and nine months ended September 30, 2016, $113 and $337, respectively was included in interest expense for the note discount. Interest of $2,125 and $6,375 related to the note principal was included in interest expense for both the three and nine months ended September 30, 2016, respectively.

Pine Valley Investments, LLC. Revolving Line of Credit Promissory Note

On December 30, 2015, the Company entered into a Revolving Line of Credit Promissory Note with Pine Valley Investments, LLC, a Utah limited Liability Company, with a maximum limit on advances of $100,000. The note bore a 12% annual interest rate on advances received. All accrued and unpaid interest along with the total sum of any outstanding advances were due on September 30, 2017. The note holder agreed that in the event the Company was able to file a Registration Statement for an Initial Public Offering to include the Note principal and accrued interest outstanding on the filing date with the Registration Statement to convert all of the Note principal and accrued interest to common stock of the Company. At September 30, 2016, the Company had net outstanding balances due on advances received of $86,000.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $86,000 principal and $9,626 of accrued and unpaid interest in to 22,768 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $40,982. Interest of $220 and $3,845 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. Interest of $1,843 and $3,984 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

Legends Capital Opportunity Fund, LLC Convertible Notes

In August 2016, the Company entered into two convertible promissory notes with Legends Capital Opportunity Fund, LLC. At June 30, 2017 the aggregate principal due on these notes was $25,000. The notes bore interest at the rate of 10% per annum and were due on December 31, 2017. The notes provide that the principal and interest on the notes would be convertible to shares of common stock at a conversion rate of $8.25 per share or seventy percent (70%) of the anticipated initial public offering (“IPO”) price per share. In addition, the Notes contain an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $25,000 principal and $2,186 of accrued and unpaid interest in to 7,615 shares of our common stock at a conversion price of $3.57 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $18,504. Interest of $76 and $1,312 related to the notes principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. Interest of $249 related to the notes’ principal was included in interest expense for both the three and nine months ended September 30, 2016.

Robert Salna Convertible Promissory Note

In September 2016, the Company entered into a convertible promissory note in the principal amount of $200,000, with Robert Salna. The note bore interest at the rate of 10% per annum and was due on December 31, 2017. The note provides that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of the lesser of $8.25 per share or a discount of 15% to the conversion price of a bridge financing, which bridge financing, was completed on December 12, 2016. In addition, the Note contains an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. The Company paid a $10,000 finder’s fee which has been recorded as a discount to the principal of the note and was accreted over the term of the note.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $200,000 principal and $16,833 of accrued and unpaid interest in to 60,738 shares of our common stock at a conversion price of $3.57 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $151,184. For the three and nine months ended September 30, 2017, $228 and $3,983, respectively, was accreted for the note discount and included in interest expense. Interest of $611 and $10,500 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. For both the three and nine months ended September 30, 2016, $519 was accreted for the note discount and included in interest expense. Interest of $1,333 related to the note principal was included in interest expense for both the three and nine months ended September 30, 2016.

December 2016 Notes Payable

In December 2016, the Company entered into convertible promissory notes with two individuals and one company in the aggregate of $105,000. The notes bore interest at the rate of 10% per annum and were due on December 31, 2017. The notes provide that the principal and interest on the notes would be convertible to shares of common stock at a conversion rate of the lesser of $8.25 per share or seventy percent (70%) of the anticipated initial public offering (“IPO”) price per share. In addition, the Note contains an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holders converted the $105,000 principal and $6,333 of accrued and unpaid interest into 26,508 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $47,715. Interest of $321 and $5,571 related to the notes principal was included in interest expense for the three and nine months ended September 30, 2017, respectively.

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

During the investigation undertaken by the Company to determine why the Note was still outstanding it was discovered that the written confirmation originally furnished to the Company by P&G Holdings appeared to have been forged, that the Related Note had never been transferred to Tide Pool Ventures, and that there were documents requesting issuances of stock from the Watermark transfer agent that appeared to have forged signatures of the then president of Watermark.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $445,000 principal and $17,800 of accrued and unpaid interest into 77,133 shares of our common stock at a conversion price of $6.00 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a gain on extinguishment of debt of $2. For the three and nine months ended September 30, 2017, $2,670 and $17,800, respectively was included in interest expense.

Bridge Notes Payable

In December 2016, the Company entered into convertible promissory notes with six individuals and five companies, in the aggregate principal amount of $1,683,500 which consisted of (a) $1,100,000 of new investor funding and (b) $583,500 representing the satisfaction of the $500,000 note principal plus $83,500 of accrued interest on the Beaufort Capital Partners, LLC Convertible Note. The notes bore interest at the rate of 15% per annum and were due in June 2017. The notes provided that the principal and interest on the notes would be convertible to shares of common stock at a conversion rate of the lesser of $8.25 per share or seventy percent (70%) of the initial public offering (“IPO”) price per share. The notes were secured by all of the assets of the Company. The Company (i) received $1,041,000 in cash (net of $59,000 in commissions withheld) and, (ii) converted $583,500 of principal and interest from the Beaufort Capital Partners, LLC Convertible Note mentioned above. The Company agreed to register the shares underlying the bridge notes and the warrants underlying the bridge notes. The transaction documents contained negative covenants that included restrictions on the repayment of debt and issuance of dividends, restrictions on new debt (including restrictions on variable rate loans) and new security interests on the Company’s assets and other customary restrictions. In addition, the Notes contained an adjustment provision effective in the event of stock dividends, splits and combinations that adjusted the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. On July 12, 2017 the note holders converted the $1,683,500 principal and $73,651 of accrued and unpaid interest into 418,370 shares of our common stock at a conversion price of $4.20 per share. Additionally, we paid two note holders an aggregate of $23,055 for accrued and unpaid interest.

The note holders also received warrants to purchase up to an aggregate of 102,039 shares of our common stock which would be exercisable at a price of eighty-five percent (85%) of the Company’s IPO price per share. The warrants expire in December 2021. The Company calculated a note discount for the value of the warrants received by the note holders of $11,914 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.96%, (ii) expected life (in years) of 5; (iii) expected volatility of 80.49%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. In addition, the warrants contain an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the exercise price and number of shares such that the holder would receive the same number of shares of stock upon exercise at an equivalent purchase price that holder would have had after the stock adjustment event if the exercise had taken place prior to the stock adjustment event.

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

Additionally, the Company paid $15,000 in loan preparation fees. The $59,000 withheld as finders fees, the $11,914 warrant valuation and the $15,000 for loan preparation have all been recorded as a discount to the principal of the note had been accreted over the term of the note. For the nine months ended September 30, 2017, $79,696 was accreted for the note discount and included in interest expense. Interest of $7,610 and $132,691 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holders converted the outstanding aggregate principal of $1,683,500 plus $73,651 of accrued interest into 418,369 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the notes resulted in a loss on extinguishment of debt of $1,403,241. Additionally, because the Company had not retired the notes on the original due date of June 12, 2017, the Company agreed to increase the number of warrants from 50% of the shares issuable to the note holders upon conversion to 75% of the shares issuable to the note holders upon conversion. Based on the price per share of the IPO and the note extension agreements, the Company issued an additional aggregate of 211,740 warrants valued at $578,706 to the note holders pursuant to the terms of the Bridge Notes and note extension agreements. The warrants expire on December 29, 2021. The Company calculated the value of the warrants received by the note holders using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.90%, (ii) expected life (in years) of 4.5; (iii) expected volatility of 46.41%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $6.00.

Co Diagnostics, Ltd. Revolving Line of Credit Promissory Note

On August 1, 2015, the Company entered into a Revolving Line of Credit Promissory Note with Co Diagnostics, Ltd a Turks and Caicos limited company, with a maximum limit on advances of $750,000. Co Diagnostics, Ltd. is a greater than 20% shareholder of the Company. The note bore a 12% annual interest rate on advances received. All accrued and unpaid interest along with the total sum of any outstanding advances were due on September 30, 2017. The note holder agreed that in the event the Company was able to file a Registration Statement for an Initial Public Offering on or before December 31, 2016, the note holder agreed to include the Note principal and accrued interest outstanding on the filing date with the Registration Statement to convert all of the Note principal and accrued interest to common stock of the Company. As of September 30, 2016, the Company had an outstanding balance due on advances received of $609,940.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $609,940 principal and $112,633 of accrued and unpaid interest into 172,041 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $309,673. Interest of $2,206 and $38,501 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. Interest of $17,432 and $44,923 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $100,000 principal and $14,143 of accrued and unpaid interest in to 23,780 shares of our common stock at a conversion price of $4.80 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $28,614.

The note holder also received a warrant to purchase up to 4,545 shares of our common stock at a price of the lesser of $16.50 or the offering price of an initial public offering of the Company common stock during the term of the warrant. In addition, the warrants contain an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the exercise price and number of shares such that the holder would receive the same number of shares of stock upon exercise at an equivalent purchase price that holder would have had after the stock adjustment event if the exercise had taken place prior to the stock adjustment event. The warrant expires on November 12, 2020, the Company calculated a note discount for the value of the warrant received by the note holder of $665 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.67%, (ii) expected life (in years) of 5; (iii) expected volatility of 97.71%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. The $665 valuation of warrant had been accreted over the term of the note and for the three and nine months ended September 30, 2017, $11 and $186, respectively was included in interest expense for the note discount. Interest of $260 and $4,510 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, $89 and $265, respectively was included in interest expense for the note discount. Interest of $2,125 and $6,375 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

Clavo Rico Promissory Note

In February 2016, the Company entered into a promissory note in the principal amount of $10,000 with Clavo Rico Inc. a Utah corporation. The president of Clavo Rico is an officer of the Company. The note bore interest at the rate of 12% per annum with an amended maturity date of September 30, 2017. On September 14, 2016 we amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if the Company were to file a Registration Statement.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $10,000 principal and $1,660 of accrued and unpaid interest in to 2,776 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $4,996. Interest of $36 and $631 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. Interest of $302 and $727 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

Legends Capital Group, LLC. Revolving Line of Credit Promissory Note

In March 2016, the Company entered into a revolving line of credit promissory note Legends Capital Group, LLC in the principal amount of $100,000. The investor is a principal shareholder of ours and owns approximately 12% of the issued and outstanding shares of the Company. The note bore interest at the rate of 12% per annum with an amended maturity date of September 30, 2017. At September 30, 2016, the company had net outstanding advances due of $10,000 under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if we were to file a Registration Statement.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $10,000 principal and $6,112 of accrued and unpaid interest in to 3,836 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $6,904. Interest of $36 and $631 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. Interest of $2,213 and $3,475 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

Hamilton Mining Resources, Inc. Revolving Line of Credit Promissory Note

In May 2016, the Company entered into a revolving line of credit promissory note with Hamilton Mining Resources Inc. in the principal amount of $75,000. The president of Hamilton is an officer of the Company. The note bore interest at the rate of 12% per annum and an amended maturity date of September 30, 2017. At both June 30, 2017 and 2016, the Company had net outstanding advances due of $66,000 under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if we were to file a Registration Statement.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $66,000 principal and $8,726 of accrued and unpaid interest in to 17,792 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $32,026. Interest of $242 and $4,202 related to the note principal was included in interest expense for the three and nine months ended September 30, 2017, respectively. Interest of $1,824 and 2,544 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

Machan 1988 Property Trust Revolving Line of Credit Promissory Note

In May 2016, the Company entered into a revolving line of credit promissory note with Machan 1988 Property Trust in the principal amount of $50,000. The Trustee of the Trust is a member of the Company’s Board of Directors. The note bore interest at the rate of 12% per annum. At December 31, 2016, the Company had net outstanding advances due of $41,500 under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if the Company were to file a Registration Statement before December 31, 2016. The Company did not file the aforementioned Registration Statement until after December 31, 2016. The Company subsequently retired the $41,500 principal of the note on March 6, 2017. Interest of $913 related to the note principal was included in interest expense for the nine months ended September 30, 2017. Interest of 1,273 and $1,625 related to the note principal was included in interest expense for the three and nine months ended September 30, 2016, respectively.

Note 4 – Stock-based Compensation

Stock Incentive Plans

Under the Co Diagnostics, Inc 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options, share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units to employees and directors and non-qualified stock options to consultants of the company. Options generally expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant with the first 1/3 vesting on the grant date. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. The Company have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. The 2015 Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the 2015 Plan at September 30, 2017 was 5,677,293.

Stock Options

There were 61,335 and 163,641 options granted in the nine months ended September 30, 2017 and 2016, respectively. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the option. The fair values for the options granted were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk free interest rate	1.53%	1.52%
Expected life (in years)	5.0	5.5
Expected volatility	45.54%	95.24%
Expected dividend yield	0.00%	0.00%
Stock price	$3.85	$0.638

The weighted average fair value of options granted during the nine months ended September 30, 2017 and 2016 was $1.59 and $0.49 per share, respectively.

Included in stock based compensation for the nine months ended September 30, 2017, the Company recognized expense of $111,068 recorded in our general and administrative department (i) $97,474 for 61,335 options granted to three members of our board of directors and (ii) $13,594 for options vesting which had been granted prior to January 1, 2017.

Included in stock based compensation for the three months ended September 30, 2017, the Company recognized expense of $103,672 recorded in our general and administrative department (i) $97,474 for 61,335 options granted to three members of our board of directors and (ii) $6,198 for options vesting which had been granted prior to January 1, 2017.

For the nine months ended September 30, 2016, the Company recognized $58,879 of stock based compensation expense recorded in our general and administrative department of which (i) $45,234 for options granted to 10 employees and one consultant of the company to purchase an aggregate of 163,641 shares of our common stock and (ii) $13,645 for the vesting of options which had been granted prior to January 1, 2016.

For the three months ended September 30, 2016, the Company recognized $10,130 of stock based compensation expense recorded in our general and administrative department of which (i) $6,012 for options granted to 10 employees and one consultant of the company to purchase an aggregate of 163,641 shares of our common stock and (ii) $4,118 for the vesting of options which had been granted prior to January 1, 2016.

The following table summarizes option activity during the nine months and year ended September 30, 2017 and December 31, 2016, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2016	136,369	$0.55	$0.49	7.30
Options granted	163,641	0.55	0.49	8.30
Expired	--	--	--	--
Forfeited options	(38,638)	0.55	0.49	--
Exercised	--	--	--	--

Outstanding at December 31, 2016	261,372	$0.55	$0.49	7.88
Options granted	61,335	3.85	1.59	4.85
Expired	--	--	--	--
Forfeited options	--	--	--	--
Exercised	--	--	--	--

Outstanding at September 30, 2017	322,707	$1.18	$0.70	7.30

Warrants

The Company estimates the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. The Company amortizes the fair value of issued warrants using a vesting schedule based on the terms and conditions of each associated underlying contract, as earned. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected warrant term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

There were 595,133 and 102,039 warrants issued in the nine months ended September 30, 2017 and 2016, respectively. The fair values for the warrants issued were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk free interest rate	1.89%	1.96%
Expected life (in years)	4.7	5.0
Expected volatility	46.80%	80.49%
Expected dividend yield	0.00%	0.00%
Stock price	$2.98	$0.638

The weighted average fair value of options granted during the nine months ended September 30, 2017 and 2016 was $1.74 and $1.28 per share, respectively.

Included in stock based compensation for both the three and nine months ended September 30, 2017, the Company recognized expense of $256,198 recorded in our general and administrative department for 297,727 warrants issued to 2 companies for services rendered.

The following table summarizes warrant activity during the nine months and year ended September 30, 2017 and December 31, 2016, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2016	9,090	6.00	0.16	3.10
Warrants issued	102,039	5.10	0.12	4.20
Expired	--	--	--	--
Forfeited warrants	--	--	--	--
Exercised	--	--	--	--

Outstanding at December 31, 2016	111,129	$5.17	$0.12	4.11
Warrants issued	595,133	2.91	1.74	4.53
Expired	--	--	--	--
Forfeited warrants	--	--	--	--
Exercised	--	--	--	--

Outstanding at September 30, 2017	706,262	$3.27	$1.48	4.48

The following table summarizes information about stock options and warrants outstanding at September 30, 2017.

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11-0.55	534,099	6.23	$0.33	483,340	$0.30
2.00-3.85	86,355	4.88	3.31	86,335	3.31
5.10-7.20	408,535	4.34	5.46	408,535	5.46
$0.11-7.20	1,028,969	5.36	$2.61	978,210	$2.72

Included in stock based compensation for both the three and nine months ended September 30, 2017, the Company recognized expense of $256,198 recorded in our general and administrative department for 297,727 warrants issued to 2 companies for services rendered.

Common Stock

In the three and nine months ended September 30, 2017, the Company issued 365,000 share of our common stock valued at $1,495,200 to 3 companies. Included in stock based compensation for both the three and nine months ended September 30, 2017, the Company recognized expense of which $303,700 in our general and administrative department for services rendered.

Total unrecognized stock-based compensation was $1,197,691 at September 30, 2017 of which i) $1,191,500 is for stock issued for services to be provided and ii) $6,191 was for options granted. The Company expects to recognize the aggregate amount of this expense over the next year in accordance with vesting and contractual provisions as follows:

Year	Amount
2017	$360,090
2018	837,601
Total	$1,197,691

Note 5 – Related Party Transactions

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the nine months ending September 30, 2017, the Company included $107,500 as an expense for this license agreement in research and development. For the three and nine months ending September 30, 2016, the Company included $90,000 and $270,000, respectively as an expense for this license agreement in research and development.

The Company financed operations partly through short term loans with related parties and through the deferral of payment to related parties for expenses incurred. At September 30, 2017, the Company accrued $520,000 in expenses for technology royalties payable to Dr. Satterfield. At December 31, 2016, the Company accrued $690,168 in expenses and had accounts payable of $75,000 for technology royalties, consulting fees, and interest on related party debts. In addition the Company had notes outstanding from six related party entities totaling $837,177.

Note 6 – Lease Obligations

The Company occupies three suites at an executive office facility on a month to month basis at a rate of $1,555 plus usage charges per month. Our laboratory and product development facility consists of approximately 3,971 square feet of space leased under a multi-year contract which was extended in September 2016 at a rate of $3,781 per month and expires on November 30, 2017. For the three and nine months ended September 30, 2017, the Company expensed $18,900 and $44,583, respectively for rent. For the three and nine months ended September 30, 2016, the Company expensed $18,421 and $46,271, respectively for rent. The Company’s lease rent obligation is as follows:

Year	Amount
2017	$41,591
Total	$41,591

Note 7 – Subsequent Events.

None.

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

Dr. Brent Satterfield, our Chief Technology Officer, created the Company’s suite of intellectual properties. Our scientists use the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options on a DNA target strain to pinpoint the optimum design. Dr. Satterfield developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI’s technologies are now protected by five granted or pending US patents, as well as certain trade secrets. Our platform allows us to avoid paying existing patent royalties required by other PCR test systems, which has the potential of allowing CDI to sell diagnostic labs and tests at a lower cost than competitors, while generating a profit margin.

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

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc., in Utah on April 18, 2013. Our principal executive office is located 8160 S. Highland Drive, Salt Lake City, Utah 84124. Our telephone number is (801) 278-9769. Our web address is http://codiagnostics.com

Product Offering

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

Recent corporate Developments

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. (the “Underwriters”), related to the Company’s initial public offering of 1,178,532 shares of the Company’s common stock, at a price of $6.00 per share, less $0.60 constituting the underwriting commissions and non-accountable expense allowance. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 176,780 shares of common stock to cover over-allotments, if any. Total gross proceeds from the offering were $7,071,192 and the Company received net proceeds after costs of $5,977,924.

Coincident with the closing of the IPO, the Company retired all of its principal debt of $3,440,000 and approximately $283,000 of accrued interest through the issuance of approximately 857,000 shares.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2017 and 2016

Revenues

For the nine months ended September 30, 2017 we generated $5,064 of revenues compared to no revenues in the nine months ended September 30, 2016. $3,464 was a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company. $600 of the revenues represented the first placement of a thermocycler with a laboratory in the Caribbean that contracted to use our diagnostic tests on a reagent rental agreement and $1,000 of the revenues represented the fee charged for the design of a test for a customer.

Cost of Revenues

For the nine months ended September 30, 2017 we recorded $302 of cost of revenues that was depreciation on the thermocycler that was part of our reagent rental program described above. We had no costs of revenues in the nine months ended September 30, 2016.

Expenses

We incurred total operating expenses of $3,075,139 for the nine months ended September 30, 2017 compared to total operating expenses of $1,243,389 for the nine months ended September 30, 2016. The increase of $1,831,750 was due primarily to an increase in general and administrative expenses of $1,415,708, an increase in sales and marketing costs of $230,321, and an increase of $181,959 in our research and development expenses.

General and administrative expenses increased $1,415,708 from $597,505 for the nine months ended September 30, 2016 to $2,013,213 for the nine months ended September 30, 2017. The increase was primarily the result of an increase of $573,774 in independent consulting expenses and an increase of $572,203 in other professional services both of which were incident to factors relating to becoming a publically traded company and engaging professionals with market related experience. We also experienced an increase of $97,758 in salaries and related benefits, an increase of $57,189 in option and warrant expense, an increase of $44,625 in licenses and fees, an increase of $35,579 in accounting expenses, $38,727 in regulatory expenses and $41,250 in directors’ fees. These expenses were partially offset by a decrease of $30,000 in management fee expense.

Our sales and marketing expenses for the nine months ended September 30, 2017 were $306,921 compared to sales and marketing expenses of $76,600 for the nine months ended September 30, 2016. The increase of $230,321 is due primarily to an increase of $131,217 in salary and related benefits expense, an increase in travel related expenses of $74,265 and an increase of $13,557 in advertising and promotion expenses.

Our research and development expenses increased by $181,959 from $539,818 for the nine months ended September 30, 2016 to $721,776 for the nine months ended September 30, 2017. The increase was primarily due to an increase of $214,754 in payroll and employee related expenses and an increase of $130,399 in lab supplies and services, $34,030 in building rent partially offset by a decrease of $162,500 in technology license fees due to a restructuring of our Co-Primer license and a decrease of $50,626 in consulting fees.

Interest Expense

For the nine months ended September 30, 2017, we incurred interest expense of $310,233 compared to interest expense for the nine months ended September 30, 2016 of $160,051. The increase of $150,181 was the result of having our bridge loans outstanding for approximately six months of the nine month period and an increase in our total indebtedness during the period.

Net Loss

We realized a net loss for the nine months ended September 30, 2017 of $5,454,256 compared with a net loss for the nine months ended September 30, 2016 of $1,403,441. Of the increase in net loss of $4,050,815, $1,831,750 was the result of the increased operating expenses and increased interest expense as explained above and $2,072,365 was the result of incurring a loss on the extinguishment of debt incident to the conversion of all of our debt and related accrued interest to common stock coincident with the closing of our initial public offering.

Results of Operations for the Three Months ended September 30, 2017 and 2016

Revenues

For the three months ended September 30, 2017 we generated $2,598 of revenues compared to no revenues in the three months ended September 30, 2016. All of the revenues represented a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company.

Cost of Revenues

For the three months ended September 30, 2017 we recorded no cost of revenues and we had no costs of revenues in the three months ended September 30, 2016.

Expenses

We incurred total operating expenses of $1,807,658 for the three months ended September 30, 2017 compared to total operating expenses of $392,352 for the three months ended September 30, 2016. The increase of $1,415,306 was due primarily to an increase in general and administrative expenses of $1,222,592, an increase in sales and marketing costs of $88,188, and an increase of $99,405 in our research and development expenses.

General and administrative expenses increased $1,222,592 from $183,363 for the three months ended September 30, 2016 to $1,405,955 for the three months ended September 30, 2017. The increase was primarily the result of an increase of $385,909 in independent consulting expenses and an increase of $558,530 in other professional services both of which were incident to factors relating to becoming a publically traded company and engaging professionals with financial market related experience. We also experienced an increase of $65,079 in salaries and related benefits, an increase of $93,542 in option and warrant expense, an increase of $44,625 in licenses and fees, an increase of $19,650 in regulatory expenses and $41,250 in directors’ fees. These expenses were partially offset by a decrease of $10,000 in investment banking expenses and $8,819 in accounting related expenses, which resulted from capitalizing expenses related to our initial public offering.

Our sales and marketing expenses for the three months ended September 30, 2017 were $117,078 compared to sales and marketing expenses of $28,890 for the three months ended September 30, 2016. The increase of $88,188 is due primarily to an increase of $56,762 in salary and related benefits expense, an increase in travel related expenses of $24,840 and an increase of $4,065 in general office supplies and copies expenses.

Our research and development expenses increased by $99,404 from $172,804 for the three months ended September 30, 2016 to $272,208 for the three months ended September 30, 2017. The increase was primarily due to an increase of $179,295 in payroll and employee related expenses and an increase of $65,219 in lab supplies and services, $15,125 in building rent partially offset by a decrease of $90,000 in technology license fees due to a restructuring of our Co-Primer license and a decrease of $68,074 in consulting fees.

Interest Expense

For the three months ended September 30, 2017, we incurred interest expense of $14,801 compared to interest expense for the three months ended September 30, 2016 of $57,598. The decrease of $42,797 was the result of having all of our outstanding indebtedness converted to common stock effective July 12, 2017 resulting in no further charges for interest expense.

Net Loss

We realized a net loss for the three months ended September 30, 2017 of $3,893,507 compared with a net loss for the three months ended September 30, 2016 of $449,950. Of the increase in net loss of $3,443,557, $1,412,708 was the result of the increased operating expenses as explained above and $2,072,365 was the result of incurring a loss on the extinguishment of debt incident to the conversion of all of our debt and related accrued interest to common stock coincident with the closing of our initial public offering. This increased loss was partially offset by a decrease of $42,797 in interest expense as explained above.

Liquidity and Capital Resources

At September 30, 2017, we had cash of $4,625,238, total current assets of $5,912,422, total current liabilities of $677,018 and total stockholders' equity of $5,189,009. At December 31, 2016, we had cash of $998,737, total current assets of $1,208,398, total current liabilities of $3,845,413 and total stockholders' deficit of $2,994,586.

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. (the “Underwriters”), related to the Company’s initial public offering of 1,178,532 shares of the Company’s common stock, at a price of $6.00 per share, less $0.60 constituting the underwriting commissions and non-accountable expense allowance. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 176,780 shares of common stock to cover over-allotments, if any. Total gross proceeds from the offering were $7,071,192 and the Company received net proceeds after costs of $5,977,924.

Coincident with the closing of the IPO, the Company retired all of its principal debt of $3,440,000 and approximately $283,000 of accrued interest through the issuance of approximately 857,048 shares.

We experienced negative cash flow used in operations during the nine months ended September 30, 2016 of $756,371 compared to negative cash flow used in operations for the nine months ended September 30, 2017 of $2,218,965. The negative cash flow was met by cash reserves, issuances of short term debt, sale of an exclusive license to sell our Zika test and related mosquito borne illnesses and most recently from the issuances of common stock incident to the completion of our initial public offering. The exclusive license agreement was later rescinded and the advanced royalty converted to debt. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Until our operations become profitable, we will continue to rely on proceeds received from our initial public offering. We expect additional investment capital to come from (i) additional private placements of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly operating expenses, including our technology research and development expenses and interest expense, were approximately $656,088 per month during the three months ended September 30, 2017. Our operating expenses increased significantly upon completion of our initial public offering as we increased development and sales activities in furtherance of our business plan. We did not have sufficient capital resources at December 31, 2016 to fund our negative cash flow for the next year without raising additional capital and therefore completed the sale of promissory notes and in July completed our initial public offering to fund operations until we commence sales of products. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2017, our disclosure controls and procedures are not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective on July 12, 2017, we converted a promissory note with an aggregate principal and accrued interest balance of $216,833 at a per share conversion price of $3.57 into 60,738 shares of our common stock and converted a promissory note with an aggregate principal and accrued interest balance of $462,800 at a per share conversion price of $6.00 into 77,133 shares of our common stock. The notes were held by the same individual, who is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

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

Effective on July 12, 2017, we issued warrants to acquire up to 58,926 shares of our common stock at an exercise price of $7.20. The warrants are exercisable for a period of five years from their issuance. The warrants were issued to our three underwriters pursuant to our underwriting agreement in consideration of services provided in completion of our initial public offering. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Effective on July 12, 2017, we issued warrants to acquire up to 26,740 shares of our common stock at an exercise price of $5.61. The warrants are exercisable for a period of five years from their issuance. The warrants were issued to our investment banker pursuant to our engagement agreement in consideration of services provided in completion of our 2016 bridge funding. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On August 1, 2017, we issued 320,000 shares of our common stock to a consultant in consideration of services to be performed over the next year pursuant to a written agreement. The shares were deemed earned upon execution of the agreement. The consultant is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On August 8, 2017 we granted options to acquire up to an aggregate of 61,335 shares of our common stock pursuant to our 2006 Long Term Incentive Plan to our three independent members of our board of directors. The options were granted at the closing price of our shares of common stock on the date of grant, which was $3.85 and are exercisable for a period of ten years from the date of grant and were fully vested upon grant. The members of our board of directors are accredited investors

On September 5, 2017, we issued 20,000 shares of our common stock in consideration of consulting services performed by a corporation. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On September 5, 2017, we issued 25,000 shares of our common stock to a consultant in consideration of services to be performed over the next year pursuant to a written agreement. The shares were deemed earned upon execution of the agreement. The consultant is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On September 9, 2017, we granted warrants to a limited liability company to acquire up to 25,000 shares of our common stock at an exercise price of $2.00 per share in consideration of consulting services performed by the limited liability company. The warrants are exercisable for a period of five years from their issuance. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

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

CO-DIAGNOSTICS, INC.

Date: November 14, 2017	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Reed L Benson
	Name:	Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

