Form 10-K
period 2017-12-31
Co-Diagnostics, Inc.
filed 2018-03-28
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number 1-38148

CO-DIAGNOSTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Utah	3841	46-2609396
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

2401 S. Foothill Drive, Salt Lake City, Utah 84109

(Address of principal executive offices and zip code)

(801) 438-1036

(Registrant’s telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $     N/A     .

As of March 27, 2018, there were 12,317,184 shares of common stock, par value $0.001 per share, outstanding.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

•	the results of clinical trials and the regulatory approval process;

•	our ability to raise capital to fund continuing operations;

•	market acceptance of any products that may be approved for commercialization;

•	our ability to protect our intellectual property rights;

•	the impact of any infringement actions or other litigation brought against us;

•	competition from other providers and products;

•	our ability to develop and commercialize new and improved products and services;

•	changes in government regulation;

•	our ability to complete capital raising transactions;

•	and other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Annual Report, the terms “we”, “us”, “our”, and “Co-Diagnostics” means Co-Diagnostics, Inc., a Utah corporation and its consolidated subsidiaries (the “Company”), unless otherwise indicated.

ITEM 1: BUSINESS

Overview

Co-Diagnostics, Inc. (“Company,” or “CDI,”), a Utah corporation, is a molecular diagnostics company that has developed and intends to manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), and to sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx device”).

In addition, the unique properties of our Co-Primer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next gen sequencing.

Dr. Brent Satterfield, our Chief Technology Officer, created the Company’s suite of intellectual properties. Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI technologies are now protected by five granted or pending US patents, as well as certain trade secrets. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which grants us the opportunity of selling diagnostic tests at a lower price than competitors, while generating a profit margin.

We will either sell or lease our portable labs to existing diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary tests to those laboratories and testing facilities.

CDI’s low-cost system (pictured at right) uses CDI’s tests to diagnose tuberculosis, Zika, hepatitis B and C, Malaria, dengue and HIV, all of which tests have been designed and verified in CDI’s laboratory as explained below.

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

CDI’s diagnostics systems enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to PCR test design ("Co-Primers") that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

Using its proprietary test design system and proprietary reagents, CDI will design and sell PCR diagnostic tests for diseases and pathogens starting with tests for tuberculosis, a drug resistant tuberculosis test, hepatitis B and C, Malaria, dengue, HIV and Zika virus, all of which tests have been designed and verified in CDI’s laboratory.

Infectious Disease Product Offering

We plan to manufacture molecular diagnostic tests for the following diseases in the following regions, to be sold along with the MDx device:

Timetable	Region	Tests
Current (revenues in the 2nd quarter in 2018)	Caribbean and Central and South America	Zika, Tuberculosis, Hepatitis B and C, Dengue
	India	Tuberculosis, Hepatitis B and C, Malaria, Dengue and HIV
2018-2019	European Union; Asia	Tuberculosis, Hepatitis B and C
2020-2025	United States	To be determined based on need and regulatory barriers

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

In some of these countries, there are no regulatory hurdles and we can start offering our tests immediately. The U.S. Food and Drug Administration (FDA) has granted permission for us to export many of our products. The FDA's permission to export was granted under Section 801 (e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801(e) of the FDA Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any Premarket Approval steps with the FDA. Section 801(e) applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA's Good Manufacturing Practices.

We will first offer our Zika test in this region because of the demand for such test, followed quickly by tests for tuberculosis, hepatitis B and C, and dengue, then our full range of tests. Products will be manufactured for sale upon receipt of purchase orders from labs and hospitals.

India

The Company has entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India. The agreement provides for the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have commenced with our joint venture partner to construct a plant that will be used for testing and manufacturing to service the Indian market. We believe that the plant will be completed and manufacturing activities will begin in the third quarter of 2018.

Since the tests will be conducted in India on Indian citizens, no FDA approval or inspection will be required. Certain Indian regulatory approval from the Central Drugs Standard Control Organization (CDSCO) must be acquired. We are engaging the services of an experienced consultant in India to help get us through this process. Research Use Only (RUO) reagents are able to be sold without requiring regulatory approval as long as they are labeled and designated as such. Tests for some of the targeted diseases are available for sale currently in India.

India is the country with the highest burden of tuberculosis. World Health Organization (WHO) tuberculosis statistics for India for 2015 give an estimated incidence figure of 2.2 million cases of tuberculosis for India out of a global incidence of 9.6 million. The tuberculosis incidence for India is the number of new cases of active tuberculosis disease in India during a certain time period (usually a year). We currently have a tuberculosis test and tuberculosis test that measures drug resistance to aid in more effective treatment.

Europe

Molecular diagnostics, such as our tests, are governed in Europe by the framework for in vitro diagnostics (IVDs), which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for IVDs is built largely on a self-certification procedure, placing heavy responsibility on manufacturers. Non self-certified products are subject to the same standards as self-certified products but are subject to audit and review by a notified body prior to receiving approval to be CE-marked. A CE-marking is a manufacturer’s declaration that a product meets the requirements of the applicable European Commission directive. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may be CE-marked as an indication that the product is compliant with EU legislation and sold in the European Union.

We have received ISO 13485 and ISO 9001 certifications relating to the design and manufacture of our medical device products. The ISO certification indicates that we meet the standards required to self-certify certain of our products and affix a CE-marking for sales of our products in countries accepting the CE marking (not in the United States) with only minimal further governmental approvals in each country. We expect to have our Zika and tuberculosis tests CE-marked in 2018. We estimate the remaining costs for CE-marks on the initial tests we will offer to be approximately $100,000.

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

Market Opportunity

The molecular diagnostics market is a fast growing portion of the in vitro (test tube based, controlled environment) diagnostics market. Using estimates of the incidence of disease by the Centers for Disease Control, the World Health Organization and other international health agencies and sources, the Company estimates that the global annual demand for diagnostic tests are:

Tuberculosis	10,400,000	HIV	36,700,000
Multi-drug resistant Tuberculosis	580,000	Malaria	214,000,000
Zika	324,000,000	Sexually Transmitted Illnesses	357,000,000
Hepatitis B	240,000,000	Human papilloma virus	291,000,000
Hepatitis C	130,000,000	Dengue	390,000,000

Total Annual Tests			1,993,680,000

There are several advantages of molecular tests, such as the ones we market and sell, over other forms of diagnostic testing, which include higher sensitivities, the ability to perform multiplex tests and the ability to test for drug resistance or individual genes.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

•	Affordability: Lower-cost test kits and low-cost MDx-device.

•

Flexibility: CDI’s tests have been designed to run on many vendors’ DNA diagnostic testing machines. These tests are particularly well suited to the new generation of “lab-on-a-chip” and “point-of-care” (“LOC and POC”), highly portable analysis machinery for field, clinic and office applications.

•	Speed: We believe our rapid assay development provides shorter time to results.

•	Accuracy: We believe our tests are more accurate than competitors’ and can detect more strains of viruses.

•

Exclusivity: CDI owns all patents used in preparation of its tests, all intellectual property including a 100-year license on Co-Primers and all additional product and process development of Dr. Satterfield through March 2019.

•

Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable DNA-based diagnostics, which CDI plans to offer.

•

Low-cost Provider: We plan to keep the Company’s overhead low. Its platform technology obviates the need to pay patent royalties typically required of its competitors, which use patented test platforms to design their tests.

•

Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, the Company anticipates that it can identify the best target markets, not only in high burden developing countries (HBDC’s) but also in developed nations.

•	Growth Industry Category: We believe that DNA testing is the fastest-growing segment of in-vitro diagnostic testing.

•

Combination Product Offering: CDI’s ultra-sensitive tests can be a well-designed match for a new generation of handheld and other small point-of-care devices now entering the market. Used together, these affordable tests and devices may revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

•

Multi-plexing: We believe our Co-Primer designed tests will be able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that generally occur in multiplexed tests.

Primer Design Product Offering

In addition, the unique properties of our Co-Primer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next gen sequencing. Because of these unique characteristics of Co-Primers, research companies and institutions have requested that we design diagnostics to locate and identify uncommon gene sequences and SNPs and create tests for the target sequences in a multiplexed reaction. This application of our technology is in its beginning stages, but we believe that the results from our initial research indicate a significant step forward in defining the capabilities of our technology, which we believe can be translated to revenue producing licensing arrangements.

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc., in Utah on April 18, 2013. Our principal executive office is located 2401 S. Foothill Drive, Salt Lake City, Utah 84109. Our telephone number is (801) 438-1036. Our web address is http://codiagnostics.com.

Implications of Being an Emerging Growth Company

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of July 12, 2017, the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the "JOBS Act". For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

•	not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

We are also a "smaller reporting company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 2401 S. Foothill Drive, Salt Lake City, Utah 84109. We occupy the space at the executive offices under a lease, which expires January 31, 2020. The lease covers approximately 7,015 square feet of lab and office space leased at a rate of $11,109 per month. We have no other properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER EQUITY SECURITIES

Market Information

Our common stock, from July 12, 2017, was quoted on the NASDAQ market under the symbol “CODX”. The following table sets forth the high and low prices for our common stock for the periods indicated, as reported by NASDAQ.

2018	HIGH	LOW
First Quarter (through March 19, 2018)	$3.27	$1.45

2017	HIGH		LOW
First Quarter	$	----	$	-----
Second Quarter	$	----	$	-----
Third Quarter		$6.75		$3.50
Fourth Quarter		$6.85		$2.35

Holders

As of March 19, 2018, the last reported sales price reported on NASDAQ for our common stock was $2.25 per share. As of the date of this filing, we had approximately 391 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

Dividends

We have never declared or paid any cash dividends on our capital stock. The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 6, 2017, we issued 20,000 shares of our common stock and on January 25, 2018 we issued 10,000 shares of our common stock to the same corporation in consideration of consulting services performed. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On January 25, 2018, we issued 4,209 shares of our common stock in consideration of consulting services performed by a limited liability company. The limited liability company is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying audited financial statements, and notes thereto, included elsewhere in this report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the sections of this report entitled “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of the risks and uncertainties associated with an investment in our securities.

Overview

Co-Diagnostics, Inc. (“Company,” or “CDI,”), a Utah corporation, is a molecular diagnostics company that has developed, and intends to sell molecular diagnostic technology such as lab systems (which we refer to as the “MDx device”) and manufacture and sell reagents used for tests that are designed using the detection and/or analysis of nucleic acid molecules (DNA or RNA).

In addition, the unique properties of our Co-Primer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next gen sequencing.

Dr. Brent Satterfield, our Chief Technology Officer, created the Company’s suite of intellectual properties. Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI’s technologies are now protected by five granted or pending US patents, as well as certain trade secrets. Ownership of our proprietary platform permits us to avoid paying existing patent royalties required by other PCR test systems, which grants us the opportunity of selling diagnostic labs and tests at a lower cost than competitors, while generating a profit margin.

Agreement with Synbiotics

The Company has entered into a joint venture agreement to manufacture diagnostics tests for seven infectious diseases with Synbiotics Limited, a pharmaceutical manufacturing company in India. The Company and Synbiotics shall be equal partners in the joint venture. The agreement provides for the manufacture of the tests named above and the joint sales and marketing of those tests in India. The Company will license its technology to the joint venture on a royalty-free basis. The profits from the partnership shall be divided as follows:

Profit Level	CDI Share	Synbiotics Share

Up to $1,000,000	50%	50%
$1,000,000-$2,000,000	60%	40%
$2,000,000-$3,000,000	70%	30%
Above $3,000,000	80%	20%

Synbiotics will be reimbursed by the joint venture for some expenses, such as approximately $84,000 in rent for the manufacturing plant and office space. If the joint venture needs additional funding, it will be achieved through loans obtained by the joint venture, or if loans are not available on commercially reasonable terms, from capital contributions. There is no term to the joint venture agreement but it can be dissolved by mutual agreement or by one party upon a material breach by the other party.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Three of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO. As of March 19, 2018, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034 and the other patent expires in 2036.

We have identified additional applications of the technology, which represent potential patents that further define specific applications of the processes that are covered by the original patents. We intend to continue building our intellectual property portfolio as development continues and resources are available.

We have copyrighted our development software that can be used by any lab or developer to develop diagnostic tests based on our technology. We have allowed one potential customer access to our development software and intend to sell customized reagents through that customer to labs serviced by that customer throughout the world. To date we have not sold any products through that customer.

Major Customers

We currently have no major customers.

Competition

The molecular diagnostics industry is extremely competitive. There are many firms that provide some or all of the products we provide and provide many diagnostic tests that we have yet to develop. Many of these competitors are larger than us and have significantly greater financial resources. Because we are not established, many of our competitors have a competitive advantage in the diagnostic testing industry because they also have other lines of business in the pharmaceutical industry from which they derive revenues and for which they are well known and respected in the medical profession. We will need to overcome the disadvantage of being a start up with no history of success and no respect of the medical and testing professionals. In the diagnostic testing industry, we compete with such companies as BioMerieux, Siemans, Qiagen, and Cephied and with such pharmaceutical companies as Abbott Laboratories, Becton, Dickinson and Johnson and Johnson.

Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

Employees

We currently employ 15 full-time personnel at our executive offices and lab facilities in Salt Lake City, Utah, and two employees outside of Utah. We have engaged independent contractors in India to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

Government Regulation

We will be regulated by the U.S. Federal Drug Administration and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. Because our lab is ISO certified we are allowed to apply for CE-Marking, which will allow us to sell in most countries in Europe, South America and Asia.

Properties

Our executive offices are located at 2401 S. Foothill Drive, Salt Lake City, Utah 84109. We occupy the space at the executive offices under a lease, which expires January 31, 2020. The lease covers approximately 7,015 square feet of lab and office space leased at a rate of $11,109 per month. We have no other properties.

Legal Proceedings

The Company has no legal proceedings and to the knowledge of management, no litigation has been threatened.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2017 and 2016

Table derived from audited financial statements	For the years ended
	December 31,	December 31,
	2017	2016

Net sales	$7,662	$--
Cost of sales	302	--
Gross profit	7,360	--

Operating expenses:
Selling and marketing	426,711	122,105
Administrative and general	3,095,791	796,896
Research and development	1,003,167	731,474
Depreciation and amortization	45,758	37,491
Total operating expenses	4,571,427	1,687,966
Total operating loss	(4,564,067)	(1,687,966)

Other expense:
Interest expense	(310,233)	(240,720)
Loss on Extinguishment of Debt	(2,072,365)	--
Net loss from investment in joint venture	(16,396)	--
Interest income	3,829	--
Total other expense	(2,395,165)	(240,720)

Loss before income taxes	(6,959,232)	(1,928,686)
Provision for income taxes	--	--
Net loss	$(6,959,232)	$(1,928,686)

Revenues

We had no sales of products in the twelve months ended December 31, 2017 and 2016. However, we had licensing revenue of $6,062 in 2017, other service revenue of $1,000 and leased equipment revenue of $600, but no revenue from sales of diagnostic tests.

Cost of Revenues and Gross Profit

We had no sales of products in the twelve months ended December 31, 2017 and 2016. We had licensing revenue in 2017, but there were no costs associated with the license revenue. We recorded $302 in depreciation on the leased equipment as a cost of sale.

Operating Expenses

We incurred total operating expenses of $4,571,427 for the year ended December 31, 2017 compared to total operating expenses of $1,687,966 for the year ended December 31, 2016. The increase of $2,883,461 was due to an increase in general and administrative of $2,298,895, an increase in sales and marketing costs of $304,606, an increase of $271,693 in our research and development expenses and an increase in depreciation and amortization expense of $8,267.

Our general and administrative expenses increased $2,298,895 from $796,896 for the year ended December 31, 2016 to $3,095,791 for the year ended December 31, 2017. The increase was primarily the result of an increase of $972,403 in other professional services and an increase of $900,662 in consulting services both of which primarily represented expenses incurred related to our stock being publicly traded. Salaries and related benefits increased $225,368 resulting from an increase in staff and salaries following the closing of our public financing. Legal and professional fees increased $69,410 primarily incident to the completion of our public financing and our stock being publicly traded. Our option and warrant expense increased $52,694 representing options issued to our board of directors.

Our sales and marketing expenses for the year ended December 31, 2017 were $426,711 compared to sales and marketing expenses of $122,105 for the year ended December 31, 2016. The increase of $304,606 is due primarily to an increase of $170,932 in salaries and related benefits, and an increase of $93,513 in travel expenses, which were incurred as we increased our sales efforts. In addition, advertising and promotion expense increased $12,931.

Our research and development expenses increased by $271,693 from $731,474 for the year ended December 31, 2016 to $1,003,167 for the year ended December 31, 2017. The increase was primarily due to an increase of $324,389 in salaries and related benefits as we increased staff following completion of our public financing. In addition, lab supplies consumed by the increased research activities increased $194,463. The increase in expenses was partially offset by a reduction of $252,500 reduction in technology license royalties and a reduction of $50,626 in consulting fees.

Interest and Other Expense

We recorded interest expense of $240,720 in the year ended December 31, 2016 compared with interest expense of $310,233 in the year ended December 31, 2017. The increase of $69,513 was primarily the result of our bridge financing of approximately $1,100,000 being outstanding for approximately six months in 2017 compared with one month in 2016.

We incurred a loss on the extinguishment of debt of $2,072,365 when all of our outstanding debt was retired through conversion of the debt to common stock incident to our public financing. In addition, we incurred expenses incident to our India joint venture of approximately $16,396, all of which was partially offset by realizing $3,829 in interest income.

Net Loss

We had net loss of $6,959,232 for the year ended December 31, 2017 compared to a net loss of $1,928,686 for the year ended December 31, 2016. The increase in net loss for the year ended December 31, 2017 compared to the year ended December 31, 2016 was $5,030,546 resulted primarily from increased operating expenses explained in more detail above and the realization of the loss on extinguishment of debt referenced above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through sales of common stock and the issuance of debt.

At December 31, 2017, we had cash and cash equivalents of $3,534,454, total current assets of $4,451,874, total current liabilities of $628,256 and total stockholders' equity of $3,850,524. At December 31, 2016, we had cash and cash equivalents of $998,737, total current assets of $1,208,398, total current liabilities of $3,845,413 and total stockholders' deficit of $2,994,586.

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

We experienced negative cash flow used in operations during the twelve months ended December 31, 2017 of $3,211,401 compared to negative cash flow used in operations for the twelve months ended December 31, 2016 of $1,312,267. The negative cash flow was met by cash reserves, issuances of short term debt, sale of an exclusive license to sell our Zika test and related mosquito borne illnesses and most recently from the issuances of common stock incident to the completion of our initial public offering. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Until our operations become profitable, we will continue to rely on proceeds received from our initial public offering. We expect additional investment capital to come from (i) additional private placements of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $267,616 per month during the year ended December 31, 2017. Our operating expenses increased significantly upon completion of our initial public offering as we increased development and sales activities in furtherance of our business plan. We did not have sufficient capital resources at December 31, 2016 to fund our negative cash flow for the next year without raising additional capital and therefore in July completed our initial public offering to fund operations until we commence sales of products. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating expenses will continue until we are able to generate revenue. Our business model contemplates that revenue will commence in 2018 and our need for additional investment will depend on the amount of revenue generated.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Co-Diagnostics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Co-Diagnostics, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

We have served as the Company’s auditor since 2016

Salt Lake City, Utah

March 27, 2018

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS:
Current Assets
Cash and cash equivalents	$3,534,454	$998,737
Other receivables	--	3,183
Inventory	9,068	--
Prepaid expenses	908,352	206,478
Total current assets	4,451,874	1,208,398

Property and equipment, net	165,567	87,429
Investment in joint venture	44,885	--
Total other long-term assets	210,452	87,429

Total assets	$4,662,326	$1,295,827

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities
Accounts payable	$40,819	$29,934
Accounts payable (related party)	--	75,000
Accrued expenses	96,645	101,239
Accrued expenses (related party)	480,000	690,168
Current notes payable net of $0 and $87,605 discount, respectively	--	2,111,895
Current notes payable (related party) net of $0 and $263 discount, respectively	--	837,177
Deferred income current	10,792	--
Total current liabilities	628,256	3,845,413
Long-term Liabilities
Notes payable long-term	--	445,000
Deferred income long-term	183,546	--
Total long-term liabilities	183,546	445,000
Total liabilities	811,802	4,290,413

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 180,000,000 shares authorized; 12,317,184 and 9,882,395 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	12,317	9,882
Additional paid-in capital	16,260,651	2,458,744
Accumulated deficit	(12,422,444)	(5,463,212)
Total stockholders’ equity (deficit)	3,850,524	(2,994,586)

Total liabilities and stockholders’ equity (deficit)	$4,662,326	$1,295,827

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the years ended
	December 31,
	2017	2016

Net sales	$7,662	$--
Cost of sales	302	--
Gross profit	7,360	--

Operating expenses:
Selling and marketing	426,711	122,105
Administrative and general	3,095,791	796,896
Research and development	1,003,167	731,474
Depreciation and amortization	45,758	37,491
Total operating expenses	4,571,427	1,687,966
Total operating loss	(4,564,067)	(1,687,966)

Other expense:
Interest expense	(310,233)	(240,720)
Interest income	3,829	--
Loss on extinguishment of debt	(2,072,365)	--
Net loss from investment in joint venture	(16,396)	--
Total other expense	(2,395,165)	(240,720)

Loss before income taxes	(6,959,232)	(1,928,686)
Provision for income taxes	--	--
Net loss	$(6,959,232)	$(1,928,686)

Net loss per share – basic and diluted	$(0.63)	$(0.20)

Weighted average shares – basic and diluted	10,960,326	9,882,395

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Retained Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2015	9,882,395	$9,882	$2,377,265	$(3,534,526)	$(1,147,379)

Issuance of convertible debt warrants	--	--	11,914	--	11,914

Stock-based compensation	--	--	69,565	--	69,565

Net loss	--	--	--	(1,928,686)	(1,928,686)

Balance, December 31, 2016	9,882,395	9,882	2,458,744	(5,463,212)	(2,994,586)

Stock issued for cash, net of offering costs of $1,093,268	1,178,533	1,179	5,976,745	--	5,977,924

Stock issued for debt retirement	857,047	857	5,791,603	--	5,792,460

Stock based compensation	399,209	399	2,033,559		2,033,958

Net loss	--	--	--	(6,959,232)	(6,959,232)

Balance, December 31, 2017	12,317,184	$12,317	$16,260,651	$(12,422,444)	$(3,850,524)

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,959,232)	$(1,928,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,758	37,491
Stock based compensation	2,033,958	69,565
Accretion of notes payable discount	84,101	21,516
Loss on extinguishment of debt	2,072,365	--
Other losses	16,396	--
Changes in assets and liabilities:
Increase deferred income	194,338	473,062
Decrease (increase) in prepaid and other assets	(698,389)	14,785
Increase in inventory	(9,068)	--
Increase in accounts payable and accrued expenses	8,372	--

Net cash used in operating activities	(3,211,401)	(1,312,267)

Cash flows from investing activities:
Purchase of fixed assets	(129,306)	(12,241)
Investment in joint venture	(60,000)	--

Net cash used by investing activities	(189,306)	(12,241)

Cash flows from financing activities:
Proceeds from equity financing	7,071,192	--
Offering costs from equity financing	(1,093,268)	--
Proceeds from debt financing	--	1,871,950
Proceeds from debt financing (related party)	--	502,440
Principal payments on debt	--	(14,950)
Principal payments on debt (related party)	(41,500)	(70,000)

Net cash provided by financing activities	5,936,424	2,289,440

Net increase (decrease) in cash	2,535,717	964,932

Cash and cash equivalents beginning of period	998,737	33,805

Cash and cash equivalents end of period	$3,534,454	$998,737

Supplemental disclosure of cash flow information:
Interest paid	$73,523	$10,050
Income taxes paid	$--	$--

Schedule of non-cash (investing) and financing activities:
Warrants issued with convertible debt	$--	$11,914
Common stock issued for convertible debt	$5,792,460	$--

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Co-Diagnostics, Inc. (“Company,” “CDI,” “we”), a Utah corporation headquartered in Salt Lake City, Utah, is a molecular diagnostics company formed in April, 2013 that develops, manufactures and markets a new diagnostics technology.

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary. All intercompany account balances and transactions have been eliminated in consolidation.

We entered into a joint venture agreement with a company in India for the purpose of setting up a manufacturing location in India of our products and for distribution of our products in India. We invested $60,000 in 2017 for our 50% interest in the joint venture. We determined that we had a variable interest in the joint venture company, which is considered a variable interest entity, but that we were not the primary beneficiary as the power to direct the significant activities of the joint venture company are shared. Therefore, we used the equity method of accounting to record our investment in the joint venture. Our equity method investees are recorded in other long-term assets in the accompanying consolidated balance sheet. Our share of earnings or losses from equity method investees is included in other losses in the accompanying consolidated statements of operations.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.

Profits from the partnership shall be divided as follows:

Profit Level	CDI Share	Partner Share

Up to $1,000,000	50%	50%
$1,000,000-$2,000,000	60%	40%
$2,000,000-$3,000,000	70%	30%
Above $3,000,000	80%	20%

The joint venture partner will be reimbursed for some expenses, such as approximately $30,000 for office space. If the joint venture needs additional funding, it will be achieved through loans obtained by the joint venture, or if loans are not available on commercially reasonable terms, from capital contributions. There is no term to the joint venture agreement but it can be dissolved by mutual agreement or by one party upon a material breach by the other party.

Basis of Presentation

The accompanying audited consolidated financial statements of Co-Diagnostics, Inc. have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Split

On May 24, 2017 the Company affected an 11 to 1 reverse stock split. The statements in this report have been prepared showing the effect as of the beginning of the periods included.

Initial Public Offering

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. (the “Underwriters”), related to the Company’s initial public offering of 1,178,533 shares of the Company’s common stock, at a price of $6.00 per share, less $0.60 constituting the underwriting commissions and expense allowance. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 176,780 shares of common stock to cover over-allotments, if any. Total gross proceeds from the offering were $7,071,192 and the Company received net proceeds after costs of $5,977,924.

Coincident with the closing of the IPO, the Company retired all of its principal debt of $3,440,440 and $283,423 of accrued interest through the issuance of 857,047 shares of common stock.

Significant Account Policies

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, and highly liquid investments to be cash equivalents. At December 31, 2017, the Company had $3,284,454 in bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. Included in cash and cash equivalents are $2,200,288 in short-term federally insured certificates of deposits. At December 31, 2016, the Company had $748,737 in bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property, generally from three to five years. Repairs and maintenance costs are expensed as incurred except when such repairs significantly add to the useful life or productive capacity of the asset, in which case the repairs are capitalized.

Equity-Method Investments

Our equity method investments are initially recorded at costs and are included in other long-term assets in the accompanying consolidated balance sheet. We adjust the carrying value of our investment based on our share of the earnings or losses in the periods which they are reported by the investee until the carrying amount is zero. The earnings or losses are included in other losses in the accompanying consolidated statements of operations.

In 2017, we entered into a joint venture agreement with Synbiotocs Limited, a pharmaceutical manufacturing company in India, for the purpose of setting up a manufacturing location of our products in India and for distribution of our products in India. We invested $60,000 in 2017 for our 50% interest in the joint venture, CoSara. We determined that we had a variable interest in the joint venture company, which is considered a variable interest entity, but that we were not the primary beneficiary as the power to direct the significant activities of the joint venture company are shared. Therefore, we used the equity method of accounting to record our investment in the joint venture.

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the years ending December 31, 2017 and 2016, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. As of December 31, 2017 and 2016, there were 1,028,969 and 634,727 potentially dilutive shares, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option-pricing model (the “Black-Scholes Model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

The Company estimates forfeitures at the time of grant and revises its estimate in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

All issuances of stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued or the fair market value of the services provided. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each reporting period.

Income Taxes

We account for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by ASC Topic 740. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and Development

Research and development costs are expensed when incurred. The Company expensed $1,003,167 and $731,474 of research and development costs for the years ended December 31, 2017 and 2016, respectively.

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

Fair Value Measurements

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their immediate or short-term maturities. The aggregate carrying amount of the notes payable approximates fair value as the individual notes bear interest at market interest rates and there has not been a significant change in our operations and risk profile.

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the diagnostic testing technology, and are amortized on a straight-line basis over their useful life of approximately 20 years. We have filed patent applications in the United States and foreign countries. As of March 19, 2018, the U.S. Patent and Trademark Office or PTO had approved three patents. Additionally, we had two pending patent applications, including U.S. and foreign counterpart applications. While we are unsure whether we can develop the technology in order to obtain the full benefits of the issued patents, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from April 2013 forward.

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined by using cash flow analyses and other market valuations. After our review at December 31, 2017, it was determined that no adjustment was required.

Customer Leased Equipment

Customer leased equipment is capitalized and depreciated using the straight-line method over the estimated useful life of the equipment, generally from three to five years. The expense for the depreciation on this equipment is included in cost of sales. The company typically retains ownership of this equipment.

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

Related-Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related-party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Recently Issued Accounting Standards

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

In January 2017, the FASB has issued (“ASU”) No. 2017-03. Investments — Equity Method and Joint Ventures (Topic 323) This standard addresses specific guidance on applying the equity method of accounting to investments in partnerships, unincorporated joint ventures and limited liability companies. The new authoritative guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Earlier application is permitted. Management is currently evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2018. Management is currently evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. This update was issued with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The update is not expected to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company will apply the guidance when recognizing revenue, but the update is not expected to have a significant impact on the Company’s financial statements since the Company’s revenue is currently immaterial.

NOTE 2: NOTES PAYABLE

The recorded value of our notes payable (net of debt discount) for the years ending December 31, 2017 and 2016, were as follows:

	December 31, 2017	December 31, 2016
Notes payable, net of debt discount
R. Phillip Zobrist Convertible Note	$--	$99,664
Pine Valley Investments, LLC. Revolving Line of Credit Promissory Note	--	86,000
Legends Capital Opportunity Fund, LLC Convertible Notes	--	25,000
Robert Salna Convertible Promissory Note	--	192,427
December 2016 Notes Payable	--	105,000
Zika Diagnostics, Inc.	--	445,000
Bridge Notes Payable	--	1,603,804
Total	--	2,556,895
Less Current Portion	--	(2,111,895)
Total Long-term	$--	$445,000

Notes payable (related party), net of debt discount
Co Diagnostics, Ltd. Revolving Line of Credit Promissory Note	$--	$609,940
Legends Capital Group, LLC Convertible Note	--	99,737
Clavo Rico Promissory Note	--	10,000
Legends Capital Group, LLC. Revolving Line of Credit Promissory Note	--	10,000
Hamilton Mining Resources, Inc. Revolving Line of Credit Promissory Note	--	66,000
Machan 1988 Property Trust Revolving Line of Credit Promissory Note	--	41,500
Total Related Party	--	837,177
Less Current Portion Related Party	--	(837,177)
Total Long-term Related Party	$--	$--

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

For the year ended December 31, 2016, $12,066 was accreted for the note discount and included in interest expense. Interest of $91,000 related to the note principal was included in interest expense for the year ended December 31, 2016. For the year ended December 31, 2016 we made cash payments totaling $10,000 in accrued interest.

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

The note holder also received a warrant to purchase up to 4,545 shares of our common stock at a price of the lesser of $11.00 or the offering price of an initial public offering of the Company common stock during the term of the warrant. The warrant expires on November 12, 2020, the Company calculated a note discount for the value of the warrant received by the note holder of $824 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.59%, (ii) expected life (in years) of 5; (iii) expected volatility of 97.60%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. The $824 valuation of warrant was accreted over the term of the note and for the years ended December 31, 2017 and 2016, $236 and $451, respectively was included in interest expense. Interest of $4,510 and $8,500 related to the note principal was included in interest expense for the years ended December 31, 2017 and 2106, respectively.

Pine Valley Investments, LLC. Revolving Line of Credit Promissory Note

On December 30, 2015, the Company entered into a Revolving Line of Credit Promissory Note with Pine Valley Investments, LLC, a Utah limited Liability Company, with a maximum limit on advances of $100,000. The note bore a 12% annual interest rate on advances received. All accrued and unpaid interest along with the total sum of any outstanding advances were due on September 30, 2017. The note holder agreed that in the event the Company was able to file a Registration Statement for an Initial Public Offering to include the Note principal and accrued interest outstanding on the filing date with the Registration Statement to convert all of the Note principal and accrued interest to common stock of the Company. At December 31, 2016, the Company had net outstanding balances due on advances received of $86,000.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $86,000 principal and $9,626 of accrued and unpaid interest in to 22,768 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $40,982. Interest of 3,845 and $5,826 related to the note principal was included in interest expense for the years ended December 31, 2017 and 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $25,000 principal and $2,186 of accrued and unpaid interest in to 7,615 shares of our common stock at a conversion price of $3.57 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $18,504. Interest of $1,313 and $874 related to the notes principal was included in interest expense for the years ended December 31, 2017and 2016, respectively.

Robert Salna Convertible Promissory Note

In September 2016, the Company entered into a convertible promissory note in the principal amount of $200,000, with Robert Salna. The note bore interest at the rate of 10% per annum and was due on December 31, 2017. The note provided that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of the lesser of $8.25 per share or a discount of 15% to the conversion price of a bridge financing, which bridge financing, was completed on December 12, 2016. In addition, the Note contained an adjustment provision effective in the event of stock dividends, splits and combinations that adjusted the conversion price such that the holder would receive the same number of shares of stock upon conversion that holder would have had after the stock adjustment event if the conversion had taken place prior to the stock adjustment event. The Company paid a $10,000 finder’s fee which had been recorded as a discount to the principal of the note and was accreted over the term of the note.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $200,000 principal and $16,833 of accrued and unpaid interest in to 60,738 shares of our common stock at a conversion price of $3.57 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $151,184. For the years ended December 31, 2017 and 2016, $3,983, and $2,427 respectively, was accreted for the note discount and included in interest expense. Interest of $10,500 and $6,333 related to the note principal was included in interest expense for the years December 31, 2017and 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holders converted the $105,000 principal and $6,333 of accrued and unpaid interest into 26,508 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $47,715. Interest of $5,571 and $762 related to the notes principal was included in interest expense for the years ended December 31, 2017 and 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $445,000 principal and $17,800 of accrued and unpaid interest into 77,133 shares of our common stock at a conversion price of $6.00 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a gain on extinguishment of debt of $2. For the year ended December 31, 2017, $17,800 was included in interest expense.

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

Additionally, the Company paid $15,000 in loan preparation fees. The $59,000 withheld as finder’s fees, the $11,914 warrant valuation and the $15,000 for loan preparation have all been recorded as a discount to the principal of the note had been accreted over the term of the note. For the years ended December 31, 2017 and 2016, $79,696 and $6,218 respectively, was accreted for the note discount and included in interest expense. Interest of $132,691 and $10,700 related to the note principal was included in interest expense for the years ended December 31, 2017and 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $609,940 principal and $112,633 of accrued and unpaid interest into 172,041 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $309,673. Interest of $38,502 and $63,371 related to the note principal was included in interest expense for the years ended December 31, 2017 and 2016, respectively.

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

The note holder also received a warrant to purchase up to 4,545 shares of our common stock at a price of the lesser of $16.50 or the offering price of an initial public offering of the Company common stock during the term of the warrant. In addition, the warrants contain an adjustment provision effective in the event of stock dividends, splits and combinations that adjusts the exercise price and number of shares such that the holder would receive the same number of shares of stock upon exercise at an equivalent purchase price that holder would have had after the stock adjustment event if the exercise had taken place prior to the stock adjustment event. The warrant expires on November 12, 2020, the Company calculated a note discount for the value of the warrant received by the note holder of $665 using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.67%, (ii) expected life (in years) of 5; (iii) expected volatility of 97.71%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.638. The $665 valuation of warrant had been accreted over the term of the note and for the years December 31, 2017 and 2016, $186 and $354, respectively was included in interest expense for the note discount. Interest of $4,510 and $8,500 related to the note principal was included in interest expense for the years ended December 31, 2017and 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $10,000 principal and $1,660 of accrued and unpaid interest in to 2,776 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $4,996. Interest of $631 and $1,029 related to the note principal was included in interest expense for the years ended December 31, 2017 and 2016, respectively.

Legends Capital Group, LLC. Revolving Line of Credit Promissory Note

In March 2016, the Company entered into a revolving line of credit promissory note Legends Capital Group, LLC in the principal amount of $100,000. The investor is a principal shareholder of ours and owns approximately 12% of the issued and outstanding shares of the Company. The note bore interest at the rate of 12% per annum with an amended maturity date of September 30, 2017. At December 31, 2016, the company had net outstanding advances due of $10,000 under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if we were to file a Registration Statement.

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $10,000 principal and $6,112 of accrued and unpaid interest in to 3,836 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $6,904. Interest of $631 and $5,481 related to the note principal was included in interest expense for the years ended December 31, 2017 and 2016, respectively.

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

On July 12, 2017, the Company concluded an initial public offering. Coincident with the closing of the IPO, the Company retired all of its principal debt and outstanding accrued interest through the issuance of common stock. The note holder converted the $66,000 principal and $8,726 of accrued and unpaid interest in to 17,792 shares of our common stock at a conversion price of $4.20 per share. The fair value of the shares issued in this exchange less the carrying value of the note resulted in a loss on extinguishment of debt of $32,026. Interest of $4,202 and $4,524 related to the note principal was included in interest expense for the years ended December 31, 2017 and 2016, respectively.

Machan 1988 Property Trust Revolving Line of Credit Promissory Note

In May 2016, the Company entered into a revolving line of credit promissory note with Machan 1988 Property Trust in the principal amount of $50,000. The Trustee of the Trust is a member of the Company’s Board of Directors. The note bore interest at the rate of 12% per annum. At December 31, 2016, the Company had net outstanding advances due of $41,500 under the line of credit. On September 14, 2016, the Company amended the note to provide that the principal and interest on the note would be convertible to shares of common stock at a conversion rate of $8.25 per share or a discount of 30% to the price of an IPO if the Company were to file a Registration Statement before December 31, 2016. The Company did not file the aforementioned Registration Statement until after December 31, 2016. The Company subsequently retired the $41,500 principal and $3,783 of accrued interest in 2017. Interest of $913 and $2,780 related to the note principal was included in interest expense for the years ended December 31, 2017 and 2016, respectively.

NOTE 3: STOCK-BASED COMPENSATION

Stock Incentive Plans

Under the Co-Diagnostics, Inc. 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options, share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units to employees and directors and non-qualified stock options to consultants of the company. Options generally expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant with the first 1/3 vesting on the grant date. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. The Company has used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on market-based implied volatility. The 2015 Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the 2015 Plan at December 31, 2017 was 5,677,293.

Stock Options

There were 61,335 and 163,641 options granted in the years ended December 31, 2017 and 2016, respectively. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the option. The fair values for the options granted were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Risk free interest rate	1.53%	1.52%
Expected life (in years)	5.0	5.5
Expected volatility	45.54%	95.24%
Expected dividend yield	0.00%	0.00%
Stock price	$3.85	$0.638

Included in stock based compensation for the year ended December 31, 2017, the Company recognized expense of $122,259 recorded in our general and administrative department (i) $97,474 for 61,335 options granted to three members of our board of directors and (ii) $24,785 for options vesting which had been granted prior to January 1, 2017.

Included in stock based compensation for the year ended December 31, 2016, the Company recognized $69,565 of stock based compensation expense recorded in our general and administrative department of which (i) $51,432 for options granted to 10 employees and one consultant of the company to purchase an aggregate of 163,641 shares of our common stock and (ii) $18,133 for the vesting of options which had been granted prior to January 1, 2016.

The following table summarizes option activity during the years ended December 31, 2017 and December 31, 2016, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2016	136,369	$0.55	$0.49	9.05
Options granted	163,641	0.55	0.49	9.04
Expired	--	--	--	--
Forfeited options	(38,638)	0.55	0.49	8.04
Exercised	--	--	--	--
Outstanding at December 31, 2016	261,372	$0.55	$0.49	8.63

Options granted	61,335	3.85	1.59	4.60
Expired	--	--	--	--
Forfeited options	--	--	--	--
Exercised	--	--	--	--

Outstanding at December 31, 2017	322,707	$1.29	$0.70	7.05

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

There were 595,133 and 102,039 warrants issued in the years December 31, 2017 and 2016, respectively. The fair values for the warrants issued were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Risk free interest rate	1.89%	1.96%
Expected life (in years)	4.7	5.0
Expected volatility	46.80%	80.49%
Expected dividend yield	0.00%	0.00%
Stock price	$2.98	$0.638

The weighted average fair value of warrants issued during the years ended December 31, 2017 and 2016 was $1.74 and $0.11 per share, respectively.

Included in stock based compensation for the year ended December 31, 2017, the Company recognized expense of $256,199 recorded in our general and administrative department for 297,727 warrants issued to 2 companies for services rendered.

The following table summarizes warrant activity during the years ended December 31, 2017 and 2016, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2016	9,090	13.75	0.11	4.90
Warrants issued	102,039	8.25	0.11	5.00
Expired	--	--	--	--
Forfeited warrants	--	--	--	--
Exercised	--	--	--	--
Outstanding at December 31, 2016	111,129	$8.25	$0.11	4.91

Warrants issued	595,133	2.91	1.74	4.28
Expired	--	--	--	--
Forfeited warrants	--	--	--	--
Exercised	--	--	--	--

Outstanding at December 31, 2017	706,262	$3.27	$1.48	4.22

The following table summarizes information about stock options and warrants outstanding at December 31, 2017.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.11-0.55	534,099	5.97	$0.33	483,340	$0.30
2.00-3.85	86,355	4.63	3.31	86,335	3.31
5.10-7.20	408,535	4.08	5.46	408,535	5.46
$0.11-7.20	1,028,969	5.11	$2.61	978,210	$2.72

Common Stock

In the year ended December 31, 2017, the Company issued 399,209 share of our common stock valued at $1,655,500 to 4 companies for consulting services, as stock based compensation. For the year ended December 31, 2017, the Company recognized expense of $813,229 in our general and administrative department for to-date services rendered.

Total unrecognized stock-based compensation was $842,271 at December 31, 2017 which the Company expects to recognize in 2018.

NOTE 4: LEASE OBLIGATIONS

Our offices are located at 2401 S Foothill Dr. Suite D Salt Lake City Utah 84109-1479. The space consists of approximately 7,015 square feet and is leased under a multi-year contract a rate of $11,109 per month expiring on January 31, 2020. For the years December 31, 2017 and 2016, the Company expensed $53,132 and $66,807, respectively for rent. The Company’s lease rent obligation is as follows:

Year	Amount
2018	$133,308
2019	133,308
2020	11,109
Total	$277,725

NOTE 5: RELATED PARTY TRANSACTIONS

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the year ended December 31, 2017, the Company included $107,500 as an expense for this license agreement in research and development. For the year ended December 31, 2016, the Company included $360,000 as an expense for this license agreement in research and development.

The Company financed operations partly through short term loans with related parties and through the deferral of payment to related parties for expenses incurred. At December 31, 2017, the Company accrued $480,000 in expenses for technology royalties payable to Dr. Satterfield. At December 31, 2016, the Company accrued $690,168 in expenses and had accounts payable of $75,000 for technology royalties, consulting fees, and interest on related party debts. In addition the Company had notes outstanding from six related party entities totaling $837,177.

NOTE 6: EQUITY

2017

For the year ended December 31, 2017, the Company issued warrants to purchase 595,133 shares of our common stock with a weighted average exercise price of $2.91 with an aggregate value of $1,035,624 as follows: (i) 297,727 for consulting services to two companies, (ii) 211,740 for debt conversion to six individuals and four companies, and (iii) 85,666 for agency fees related to equity funding to four companies.

In the year ended December 31, 2017, the Company issued 2,434,789 shares of common stock as follows: (i) 1,178,533 shares related to the sale of equity, (ii) 857,047 shares associated with the conversion of debt, and (iii) 399,209 shares for services rendered.

2016

For the year ended December 31, 2016, the Company issued warrants to purchase 102,039 shares of our common stock with an exercise price of $8.25 to eleven entities related to the funding received on our Bridge Notes Payable with an aggregate value of $11,914.

NOTE 7: INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016

Deferred tax assets
NOL carry-forward	$2,537,300	$1,550,900
Sec 179 carry-forwards	1,600	2,400
Depreciation	2,500	43,200

Valuation allowance	(2,541,400)	(1,596,500)
Net deferred tax asset	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016

Book loss	$(1,809,400)	$(752,200)
Depreciation	4,900	(9,700)
Meals and entertainment	1,100	400
Other non-deductible expenses	359,300	63,800
Change in valuation allowance	1,444,100	697,700
	$-	$-

At December 31, 2017, the Company had net operating loss carry-forwards of approximately $9,759,000 that may be offset against future taxable income from the year 2018 through 2034. No tax benefit has been reported in the December 31, 2017 and 2016, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Additionally, DNA Logix, Inc. is a pass through entity and therefore no provision or liability for federal income tax has been included in the consolidated financial statements for that entity.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy on the classification of interest and penalties related to income taxes is to recognize the interest and penalties in the period incurred. There were no penalties or interest incurred for the years ending December 31, 2017 and 2016, related to income taxes.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events pursuant to ACS Topic 855 and determined that there are no additional events that need to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to assess the effectiveness of our disclosure controls and procedures. As of the end of the period covered by this annual report on Form 10-K our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC applicable to newly public companies.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last three-month period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
Dwight H. Egan	63	Chief Executive Officer, President and Chairman of the Board
Brent Satterfield	41	Chief Science Officer and Director
Reed L Benson	71	Chief Financial Officer and Secretary
Edward J. Borkowski	59	Director
Frank J. Kiesner	73	Director
Richard S. Serbin	73	Director

Dwight H. Egan has been an officer and director since April 2013. Mr. Egan has been engaged in private investment business from February 1999 to the present. He was a senior executive at Data Broadcasting Corporation, a leading provider of wireless, real-time financial market data, news and sophisticated fixed- income portfolio analytics to 27,000 individual and professional investors from 1995 to 1999. He co-founded and served as CEO and Chairman of the Board of Broadcast International, Inc. from 1984 to 1995, when Data Broadcasting Corporation acquired Broadcast International and created CBS MarketWatch, a leading financial news site and participated in its initial public offering. Mr. Egan’s prior experience in directing a public company and working with capital markets gives him valuable experience in advising the board on matters of finance and operations.

Brent Satterfield has been our chief science officer and director since April 2013. Dr. Satterfield has been employed by the Company from January 31, 2015 to the present. Prior to that he was the sole shareholder and owner of DNA Logix, Inc. from January 2013 to January 31, 2015, and in DNA Logix he developed and patented the technology now owned by the Company. He founded Co-Diagnostics in April 2013 and is the first in his field to use engineering mathematics to design new DNA testing technology. From 2006 to 2008, he was employed by Arcxis Biotechnologies where he developed new diagnostic platforms for groups such as the Department of Homeland Security, the National Biodefense Analysis and Countermeasures Center, the United States Army Medical Research Institute of Infectious Disease, Sandia National Laboratories, the California Department of Public Health and numerous others. Under fellowship from the Department of Homeland Security, he received his Ph.D. in 2007 in Bioengineering with an emphasis in entrepreneurship and intellectual property law from Arizona State University in a dual-enrollment program with UC Berkeley. Dr. Satterfield’s experience with the science underlying all of the Company’s products and technology gives him valuable experience in advising the board on the status of the products and our positioning in the diagnostic testing industry.

Reed L Benson has been Chief Financial Officer and Secretary from November 2014 to the present and a director from November 2014 to May 2017. Since September, 2008 to the present, in addition to the private practice of law, he is a founder and partner of Legends Capital Group, LLC, a privately held venture capital group that identifies investment opportunities in natural resources, bio tech and technology fields. From October 2004 to September 2008 he was employed as Chief Financial Officer, Secretary, and General Counsel and member of Board of Directors of Broadcast International, Inc., a publicly traded communications services company. From 2001 to October 2004, he was in the private practice of law where his practice focused on tax and business related matters. From July 1995 to January 2001 he was secretary and general counsel for Data Broadcasting Corporation, a provider of market information to individual investors. Mr. Benson received his J.D. degree from the University of Utah School of Law in 1976 and a Bachelor of Science Degree in Accounting from the University of Utah in 1971. Mr. Benson became a Certified Public Accountant in 1974. Mr. Benson’s experience in finance, accounting and business consulting, together with his role as our CFO and prior public company directorship, provide Mr. Benson with expertise enabling critical input to our company.

Edward Borkowski joined our Board of Directors in May 2017. Since August 2016, Mr. Borkowski has served as the Executive Vice President and CFO of Concordia International. Mr. Borkowski is a healthcare executive who previously was the acting CFO of Amerigen Pharmaceuticals, a generic pharmaceutical company with a focus on oral controlled release products, from 2013 to 2016. In addition, Mr. Borkowski previously held the position of CFO with Convatec, a global medical device company focused on wound care and ostomy, from 2012 to 2013, and Carefusion, a global medical device company for which he helped lead its spin-out from Cardinal Health into an independent public company. Mr. Borkowski was also previously CFO and Executive Vice President of Mylan N.V. Mr. Borkowski also held senior financial positions at Pharmacia and American Home Products (Wyeth). He started his career with Arthur Andersen & Co. after graduating from Rutgers University with an MBA in accounting. Mr. Borkowski also graduated from Allegheny College with a degree in Economics and Political Science. He is a Trustee and an Executive Committee member of Allegheny College. Mr. Borkowski is also the Chairman of the Board of Directors of AzurRx Biopharma, Inc., a company listed on the Nasdaq Capital Market. We believe that Mr. Borkowski’s industry specific extensive management experience provides him with a broad and deep understanding of our business and our competitors’ efforts, which makes him a qualified member of our board. Additionally, his expertise in the accounting and financial matters will be critical to our Board of Directors and audit committee.

Frank J. Kiesner joined our Board of Directors in May 2017 and is the founder of several companies in the medical diagnostic field. Mr. Kiesner is the Chairman and Chief Executive Officer of OvaGene Oncology, Inc., a molecular diagnostics company which he founded in 2008. OvaGene Oncology, Inc. provides gene-based assays to assist physicians/gynecologic oncologists in the diagnosis, radiation and chemotherapy, prognosis, and therapy selection of gynecologic cancers in women. Mr. Kiesner served as Chairman, President and CEO of Oncotech Inc. for 17 years until its acquisition by Exiqon in 2008. Oncotech became the leading company in the USA and Europe in the field of individualizing cancer treatment and drug selection. Mr. Kiesner was previously a partner at Northstar Ventures, General Counsel and Treasurer of public-company ADC Telecommunications, and President of ADC Corporation's Magnetic Division. He served on multiple committees and boards for the American Laboratory Association and has extensive experience in the regional, federal and congressional workings of health care reimbursement. Working with Congressman Bill Thomas, Chairman of the Congress's Ways and Means Sub-Committee on Health, Mr. Kiesner was the leading force behind the passage of the "Patients Benefit Improvement Act Of 1999" which rewrote the new technology approval and patient- provider appellate process for the Medicare and other federal Statutory Programs. Mr. Kiesner obtained his J.D. from the University of Minnesota School of Law. Mr. Kiesner’s experience running diagnostic companies, especially companies in the molecular diagnostic field, will be invaluable to the Board of Directors and our company.

Richard S. Serbin, who joined our Board of Directors in May 2017, currently serves as a consultant to many companies in the healthcare industry. He was the President of Corporate Development and In-House Legal Counsel at Life Science Institute, LLC, from June 1, 2013 to July 15, 2014. Mr. Serbin is a global strategy advisor, pharmacist and entrepreneur with credentials both in pharmacy and law, complemented by more than 40 years of service as an FDA regulatory attorney and patent attorney in the healthcare industry. He was appointed to the Advisory Board of Cure Pharmaceutical in January 2017 and has been a Member of Advisory Board at Prime Access, Inc. since September 2015. Mr. Serbin has been a Director at Rapid Nutrition Plc since November 18, 2014. He served as Director at Viropro Inc. from May 2013 to June 2014. He was Head of Business Advisory Board at Mazal Plant Pharmaceuticals Inc. from October 2006 to September 2007 and also served as its Member of Business Advisory Board. He served as Chief Executive Officer of Optigenex Inc. from July 2002 to September 15, 2005 and a director from July 2004 to September 2005. From January 1999 until July 2002 Mr. Serbin served as a consultant to various pharmaceutical companies. He served as the President of Bradley Pharmaceuticals. He served as Vice President of Corporate Development at Ortho Pharmaceuticals, a Johnson & Johnson subsidiary, and practiced Patent and FDA law at Revlon Johnson & Johnson and Schering-Plough. He served as Patent Attorney for Schering Plough Corporation and Chief FDA Counsel for Revlon Corporation and Johnson and Johnson Corporation. Subsequently, he worked at Revlon Corporation, as its Chief Food, Drug and Cosmetic Counsel. He founded Radius Scientific Corporation. He was J&J's Vice President of Corporate Development, and later led a successful public offering venture based on technology developed at Stanford Medical School. Mr. Serbin spent a large portion of his career focusing on international markets and clients. While at J&J, Mr. Serbin served on the Board of Directors of 16 US and international subsidiary companies, including Ethicon, Ortho, J&J Consumer Products, Pittman-Moore, Mc Neil, and J&J Development Corporation. He worked on multiple international acquisitions and strategic relationships, and sat on the Board of Directors of several of its international subsidiaries, including those in India, Hong Kong, Japan, Taiwan, Germany, and England. Mr. Serbin has a B.S. and a B. Pharmacy from Rutgers University and Rutgers University College of Pharmacy, a J.D. degree from Seton Hall Law School and a Masters Degree in Trade Regulations and Law from NYU Law School. Mr. Serbin’s experience in business, law and medicine and knowledge gained as an advisor to the healthcare industry will be critical to our Board of Directors as it commercializes its products.

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors. Our officers generally serve at the discretion of the Board of Directors. Messrs. Egan and Satterfield are employees. Mr. Egan serves as our president and chief executive officer and Mr. Satterfield serves as our Chief Science Officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Board and Committee Matters

We maintain an audit committee of the board, a compensation committee of the board and a corporate governance and nominating committee of the board, each of which is discussed below. We have not established a nominating committee of the board. Our board has determined that Messrs. Borkowski, Kiesner and Serbin are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing requirements.

We do not have a formal policy concerning shareholder recommendations of candidates for board of director membership. Our board views that such a formal policy is not necessary at the present time given the board’s willingness to consider candidates recommended by shareholders. Shareholders may recommend candidates by writing to our Secretary at our principal offices: 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109, giving the candidate’s name, contact information, biographical data and qualifications. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Shareholders who wish to nominate a director for election are generally advised to submit a shareholder proposal no later than December 31 for the next year’s annual meeting of shareholders.

Audit Committee and Financial Expert

Our audit committee currently is comprised of Messrs. Borkowski, Kiesner and Serbin with Mr. Borkowski serving as chairman of the audit committee. The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures. The Board of Directors has adopted a written audit committee charter. A current copy of the audit committee charter is available to security holders on our website at www.codiagnostics.com. Our board has determined that both of our directors that are serving on the audit committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Our Board of Directors has determined that Mr. Borkowski meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Serbin and Borkowski with Mr. Serbin serving as chairman of the compensation committee. The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans. The Board of Directors has adopted a written compensation committee charter. A current copy of the compensation committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined that both of our directors serving on the compensation committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee currently includes Messrs. Kiesner, Borkowski and Serbin with Mr. Kiesner serving as chairman of the corporate governance and nominating committee. The functions of the corporate governance and nominating committee is identifying and recommending candidates to fill vacancies on the Board of Directors. Among its duties and responsibilities, the corporate governance and nominating committee periodically evaluates and assesses the performance of the officers and directors; reviews the qualifications of candidates for director positions; assists in identifying, interviewing and recruiting candidates for the Board of Directors and reviews the composition of each committee of the Board of Directors. A current copy of the corporate governance and nominating committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the corporate governance and nominating committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Communication with the Board

We have not, to date, developed a formal process for shareholder communications with the board of directors. We believe our current informal process, in which any communication sent to the board of directors, either generally or in care of the chief executive officer, secretary or other corporate officer or director, is forwarded to all members of the board of directors, has served the board’s and the shareholders’ needs.

Conflicts of Interests

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company, including related person transactions reportable under SEC rules, in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Under our company’s standards of conduct for employees, all employees, including the executive officers, are expected to avoid conflicts of interest. Pursuant to our code of ethics for the chief executive officer and senior finance officers (as discussed below), such officers are prohibited from engaging in any conflict of interest unless a specific exception has been granted by the board. All of our directors are subject to general fiduciary standards to act in the best interests of our company and our shareholders. Conflicts of interest involving an executive officer or a director are generally resolved by the board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, during the year ended December 31, 2017, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions. A copy of the code of ethics is included on our website at www.codiagnostics.com.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Throughout this section, the individuals who served as our chief executive officer and chief financial officer during 2016 and 2017 are collectively referred to as the “named executive officers.”

The compensation committee has overall responsibility to review and approve our compensation structure, policy and programs and to assess whether the compensation structure establishes appropriate incentives for management and employees. The compensation committee annually reviews and determines the salary and any bonus and equity compensation that may be awarded to our chief executive officer, or CEO, and our chief financial officer, or CFO. The compensation committee oversees the administration of our long-term incentive plan and employee benefit plans.

The compensation committee’s chairman regularly reports to the board on compensation committee actions and recommendations. The compensation committee has authority to retain, at our expense, outside counsel, experts, compensation consultants and other advisors as needed.

Company Performance. Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers. In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2017 and 2016 including the following: (a) Development Milestones, (b) Financial Milestones and (c) Sales and Marketing Milestones.

Compensation Philosophy. Our general compensation philosophy is designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance. Given our stage of operations and limited capital resources, we are subject to various financial restraints in our compensation practices. As an employee’s level of responsibility increases, there is a more significant level of variability and compensation at risk. The compensation committee believes linking incentive compensation to our performance creates an environment in which our employees are stakeholders in our success and, thus, benefits all shareholders.

Executive Compensation Policy. Our executive compensation policy is designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers. The compensation committee attempts to achieve these goals by integrating competitive annual base salaries with bonuses based on corporate performance and on the achievement of specified performance objectives, and to a lesser extent, awards through our long-term incentive plan. The compensation committee believes that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations. The compensation committee also believes our executive compensation policy and programs do not promote inappropriate risk-taking behavior by executive officers that could threaten the value of our company.

In making compensation decisions, the compensation committee compares each element of total compensation against companies referred to as the “compensation peer group.” The compensation peer group is a group of companies that the compensation committee selected from readily available information about small companies engaged in similar businesses and with similar resources. The compensation committee selected these companies from research on its own and with limited consultation with outside consultants given the size of the company and its resources to retain such experts. The types of companies selected for the peer group included publicly-traded technology development companies in the diagnostic testing industry. Since there are relatively few companies in the rather narrow field of diagnostic testing the comparisons were limited to those that are publicly traded whose financial information could be readily accessed. The compensation committee determined these companies were appropriate for inclusion in the peer group because of the similar nature of their businesses and their general stage of development and financial resources.

Role of Executive Officers in Compensation Decisions

The compensation committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our other senior management personnel. The CEO annually reviews the performance of the CFO and other senior management. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the compensation committee. The compensation committee is charged with the responsibility of ensuring a consistent compensation plan throughout the company and providing an independent evaluation of the proposed adjustments or awards at all levels of management. As such, the compensation committee has determined that it have the discretion to modify or adjust any proposed awards and changes to management compensation to be able to satisfy these responsibilities.

Stock Option Plans

Under our 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company. Options expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a two-year vesting schedule upon the anniversary date of the grant. Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We continue to maintain and grant awards under the 2015 Plan which will remain in effect its expiration by its terms. The number of unissued stock options authorized under the 2015 Plan at December 31, 2017 was 3,779,508.

The purpose of our incentive plan is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to the company by providing them with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our stockholders. These plans are designed to provide us with flexibility to select from among various equity-based compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing stock options and shares of common stock.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2017, 2016 and 2015. When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

				Option	All
Name and		Salary	Bonus	Awards	Other	Total
Principal Position	Year	($)	($)	($)	Compensation	($)

Dwight H. Egan	2017	$195,000	$15,000	$--	$--	$210,000
President & Chief Executive Officer (1)	2016	23,750	--	--	--	23,750
	2015	48,000	--	--	--	48,000

Reed L Benson	2017	$195,000	$10,000	$--	$--	$205,000
Chief Financial Officer and Secretary (2)	2016	--	--	--	--	--
	2015	--	--	--	--	--

Brent Satterfield	2017	$159,300	$--	$--	$--	$159,300
Chief Technology Officer (3)	2016	81,096	--	--	--	81,096
	2015	76,548	--	--	--	76,548

______________

(1)	The amounts shown in the salary column for 2016 and 2015 reflect amounts paid by the Company to Reagents, LLC that were specifically designated as compensation for Mr. Egan.

(2)

Mr. Benson is a member of Legends Capital Group, LLC, which received consulting income from the Company in 2015 and 2016. However, Mr. Benson did not receive any of the funds received by Legends Capital Group from the Company.

(3)

Dr. Satterfield also received royalties from the Company in the amount of $2,500 in 2016 and $170,000 in 2017 pursuant to a technology license agreement that was amended in January 2017 to terminate the ongoing royalties and the payments in 2017 reduced the past accrued royalties.

Other Compensation

We do not have any non-qualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End

We do not have any outstanding equity awards a fiscal year end

Potential Payments Upon Termination or Change of Control

There is no compensation payable to the named executive officers upon voluntary termination, retirement, involuntary not-for-cause termination, termination following a change of control or in the event of disability or death of the executive.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers served as a member of the compensation committee or as a director of any other company.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required by our members of the board.

Our non-employee directors generally receive fees of $35,000 per year, paid quarterly, $10,000 per year for serving as chairman of any Board committee and $5,000 for serving as a member of other Board committees. In addition, each director receives an initial grant of stock options to purchase 20,455 shares (thereafter annual grants of 4,545 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant. The board approved and the non-employee directors accepted the 2017 compensation set forth in the director summary compensation table below. In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board. The chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to our directors for the fiscal year ended December 31, 2017.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($) (2)	Options/Awards ($)	Restricted Stock Units ($)	Total ($)
Dwight H. Egan (1)	$--	--	$--	$--
Dr. Brent Satterfield (1)	--	--	--	--
Frank Kiesner	$37,500	$32,491	--	$69,991
Richard Serbin	37,500	32,491	--	69,991
Edward J. Borkowski	37,500	32,491	--	69,991

____________

(1)	Messers Egan and Satterfield receive no compensation for serving as a director, but are compensated in their capacity as Company President and Chief Science Officer, respectively.

(2)	Each of Messrs. Kiesner, Serbin, and Borkowski were granted a total of 20,455 incentive stock options with an estimated value of $32,491.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 19, 2018, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of the date of this Annual Report. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 12,317,184 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 19, 2018.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name and Address of Beneficial Owner Officers and Directors	Title	Beneficially	Percent of Class

Dwight H. Egan (1)	Chief Executive Officer, President and Chairman		--
Reed L. Benson (1)	Chief Financial Officer and Secretary		--
Dr. Brent Satterfield (1)	Chief Science Officer and Director	2,269,795	18%
Edward J. Borkowski	Director	20,455	*
Frank J. Kiesner	Director	20,455	*
Richard S. Serbin	Director	20,455	*

Officers and Directors as a Group (total of 6 persons)		2,331,160	19%

5% Stockholders
Legends Capital Group, LLC (2)		1,300,344	11%

Reagents, LLC (3)		1,771,796	14%

______
* less than 1%

(1)	The address is 2401 S. Foothill Drive, Salt Lake City, Utah 84109.
(2)

Legends Capital Group, LLC, with an address of 4049 S Highland Drive, Salt Lake City, UT 84124, is beneficially owned by Jason Briggs. Reed Benson, an officer of the Company, owns an 11% equity interest in Legends Capital Group, LLC.

(3)	Reagents, LLC, with an address of 8160 S. Highland Drive, Salt Lake City, UT 84093, is beneficially owned by Seth Egan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the year ending December 31, 2017, the Company included $107,500 as an expense for this license agreement in research and development.

The Company financed operations partly through short term loans with related parties and through the deferral of payment to related parties for expenses incurred. At December 31, 2017, the Company accrued $480,000 in expenses for technology royalties payable to Dr. Satterfield. At December 31, 2016, the Company accrued $690,168 in expenses and had accounts payable of $75,000 for technology royalties, consulting fees, and interest on related party debts. In addition the Company had notes outstanding from six related party entities totaling $837,177.

We paid consulting fees to two companies who are also significant shareholders. Legends Capital Group, LLC, one of the consultants, was paid a total of $75,000 in 2017 for expenses accrued in 2016. The other consultant, Reagents, LLC, was paid $46,385 in 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2017	2016
Audit fees	$97,000	$62,000
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total	$97,000	$62,000

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2017 and our annual report for 2106. In addition, these fees for 2017 included fees associated with our registration statement under the Securities Act of 1933, as amended, filed with the SEC. All audit fees incurred during 2017 were pre-approved by the audit committee. All audit fees incurred during 2016 were pre-approved by our Board of Directors.

Tax fees included fees associated with tax compliance and tax consultations. All tax fees incurred during 2017 were pre-approved by the audit committee. All tax fees incurred during 2016 were pre-approved by our Board of Directors.

The audit committee has adopted a policy that requires advance approval of all services performed by the independent auditor when fees are expected to exceed $15,000. The audit committee has delegated to the audit committee chairman, Mr. Borkowski, authority to approve services, subject to ratification by the audit committee at its next committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Number Description

1.1	Underwriting Agreement (5)

3.1	Articles of Incorporation (1)

3.1.1	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Subscription Agreement between Co-Diagnostics, Inc. and Codiagnostics, Ltd., dated April 30, 2013 (1)

10.1.1	Amendment to Subscription Agreement between Co-Diagnostics, Inc. and Codiagnostics, Ltd., dated May 1, 2015 (1)

10.2	Exclusive Agreement between Co-Diagnostics, Inc. and DNA Logix, Inc., dated April 18, 2014 (1)

10.3	Stock Exchange Agreement among Co-Diagnostics, Inc., DNA Logix, Inc., and the Shareholders of DNA Logix, Inc., dated January 22, 2015 (1)

10.4	Revolving Line of Credit Promissory Note between Co-Diagnostics, Inc. and Codiagnostics, LTD, dated August 1, 2015 (1)

10.5	10% Convertible Note between Co-Diagnostics, Inc. and Robert Salna for $200,000, dated September 1, 2016 (1)

10.6	Exclusive License Agreement between Co-Diagnostics, Inc. and Watermark Group Inc., dated October 13, 2016 (1)

10.7	Securities Purchase Agreement with Exhibits between Co-Diagnostics and Senior Holders, dated December 12, 2016 (1)

10.7.1	Form of Amendment Agreement (6)

10.7.2	Form of Second Amendment Agreement (7)

10.8	Securities Purchase Agreement with Exhibits between Co-Diagnostics and Beaufort Capital Partners, LLC, dated December 12, 2016 (1)

10.9	2015 Long-Term Incentive Plan (2)

10.10	Subscription Agreement between Co-Diagnostics and Codiagnostics, Ltd. for 454,545 shares of Co-Diagnostic’s common stock, dated April 20, 2013 (3)

10.11	Subscription Agreement between Co-Diagnostics and Prosperity Investments for $100,000, dated June 2014. (3)

10.12	12% Convertible Note between Co-Diagnostics, Inc. and Beaufort Capital Partners, LLC for $500,000, dated May 15, 2015 (3)

10.13

Form Revolving Line of Credit Promissory Note between Co-Diagnostics and Turks and Caicos Limited Company, Pine Valley Investments, LLC, Clavo Rico Incorporated, Legends Capital Group, LLC, Hamilton Mining Resources, Inc., and Machan 1988 Property Trust. (3)

10.13.1	Amendment to 12% Revolving Line of Credit Promissory Note, dated August 1, 2015, between Co-Diagnostics and Codiagnostics, Ltd., for $750,000, dated September 14, 2016. (3)

10.13.2	Amendment to 12% Revolving Line of Credit Promissory Note, December 30, 2015, between Co-Diagnostics and Pine Valley Investments, LLC for $100,000, dated September 14, 2016. (3)

10.13.3	Amendment to 12% Revolving Line of Credit Promissory Note, February 22, 2016, between Co-Diagnostics and Clavo Rico Incorporated for $10,000, dated September 14, 2016. (3)

10.13.4	Amendment to 12% Revolving Line of Credit Promissory Note, March 1, 2016, between Co-Diagnostics and Legends Capital Group, LLC for $100,000, dated September 14, 2016. (3)

10.13.5	Amendment to 12% Revolving Line of Credit Promissory Note, May 15, 2016, between Co-Diagnostics and Hamilton Mining Resources, Inc. for $75,000, dated September 14, 2016. (3)

10.13.6	Amendment to 12% Revolving Line of Credit Promissory Note, May 30, 2016, between Co-Diagnostics and Machan 1988 Property Trust for $50,000, dated September 14, 2016. (3)

10.13.7

Form Second Amendment to 12% Revolving Line of Credit Promissory Note Due 2017 between Co-Diagnostics, Inc. and Codiagnostics, Ltd., Pine Valle Investments, LLC, Clavo Rico Incorporated, Legends Capital Group, LLC, and Hamilton Mining Resources, Inc. (4)

10.13.8	Form of Indemnification Agreement. (4)

10.14	Form 8.5% Convertible Note between Co-Diagnostics and Legends Capital Group, LLC for $100,000, dated November 12, 2015 and R. Phillip Zobrist for $100,000, dated December 1, 2015. (3)

10.15

Form 10% Convertible Note between Co-Diagnostics and Legends Capital Opportunity Fund, LLC for $15,000, DAV Capital Management Corp. for $15,000, April Kameka for $40,000, and Mark Kovacic for $50,000. (3)

10.16	Shareholders’ Agreement between Co-Diagnostics and Synbiotics Limited, dated January 27, 2017. (3)

10.17	Amended Exclusive License Agreement between Co-Diagnostics, Brent Satterfield, and DNA Logix, Inc., dated January 1, 2017. (3)

10.18	Stock Purchase Agreement between Co-Diagnostics and Ted Murphy for 1,800,000 shares of Watermark Group, Inc.’s common stock, dated September 22, 2016. (3)

10.19	Non-Interest Bearing Note between Co-Diagnostics and Zika Diagnostics, Inc. f/k/a/ Watermark Group, Inc. for $445,000, dated March 20, 2017. (3)

10.20

Mutual Rescission Agreement of the Stock Purchase Agreement, dated September 22, 2016, and the License Agreement, dated October 13, 2016, between Co-Diagnostics, Robert Salna, and Ted Murphy, dated March 30, 2017. (3)

21.1	Subsidiaries of Registrant (1)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Draft Registration Statement filed with the SEC on January 11, 2017.
(2)	Incorporated by reference to the Draft Registration Statement filed with the SEC on March 27, 2017.
(3)	Incorporated by reference to the Form S-1 filed with the SEC on April 28, 2017.
(4)	Incorporated by reference to the Form S-1/A filed with the SEC on May 24, 2017.
(5)	Incorporated by reference to the Form S-1/A filed with the SEC on June 9, 2017.
(6)	Incorporated by reference to the Form S-1/A filed with the SEC on June 23, 2017.
(7)	Incorporated by reference to the Form S-1/A filed with the SEC on July 10, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: March 28, 2018	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

	By:	/s/ Reed L. Benson
Reed L. Benson Chief Financial Officer and Secretary (Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 28, 2018, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Dwight Egan	Chief Executive Officer, President and Director
Dwight Egan

/s/ Reed L. Benson	Chief Financial Officer and Secretary
Reed L. Benson
/s/ Brent Satterfield	Director
Brent Satterfield
/s/ Edward J. Borkowski	Director
Edward J. Borkowski

/s/ Frank Kiesner	Director
Frank Kiesner

/s/ Richard Serbin	Director
Richard Serbin

