Form 10-Q
period 2018-03-31
Co-Diagnostics, Inc.
filed 2018-05-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 0-13316

CO-DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Utah	333-217542	46-2609396
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2401 S Foothill Drive Suite D, Salt Lake City, Utah 84109

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [  ]

There were 12,326,409 shares of the Registrant’s $0.001 par value common stock outstanding as of May 6, 2018.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:
Current Assets
Cash and cash equivalents	$2,541,242	$3,534,454
Other receivables	23,821	—
Inventory	—	9,068
Prepaid expenses	579,651	908,352
Total current assets	3,144,714	4,451,874

Property and equipment, net	162,852	165,567
Investment in joint venture	19,522	44,885
Total other long-term assets	182,374	210,452

Total assets	3,327,088	4,662,326

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities
Accounts payable	35,742	40,819
Accrued expenses	91,413	96,645
Accrued expenses (related party)	120,000	120,000
Deferred income-current	39,184	10,792
Total current liabilities	286,339	268,256
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	330,000	360,000
Deferred income-long-term	145,458	183,546
Total long-term liabilities	475,458	543,546
Total liabilities	761,797	811,802

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 180,000,000 shares authorized; 12,326,409 and 12,317,184 shares issued and outstanding, respectively.	12,326	12,317
Additional paid-in capital	16,285,642	16,260,651
Accumulated deficit	(13,732,677)	(12,422,444)
Total stockholders’ equity	2,565,291	3,850,524

Total liabilities and stockholders’ equity	$3,327,088	$4,662,326

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$9,696	$—
Cost of sales	—	—
Gross profit	9,696	—
Operating expenses:
Selling and marketing	95,263	64,217
General and administrative	882,046	225,734
Research and development	297,415	265,688
Depreciation and amortization	12,403	9,726
Total operating expenses	1,287,127	564,365
Loss from operations	(1,277,431)	(564,365)
Other income (expense):
Interest expense	—	(141,377)
Interest income	7,561	—
Loss on investment in joint venture	(40,363)	—
Total other income (expense)	(32,802)	(141,377)
Loss before income taxes	(1,310,233)	(705,742)
Provision for income taxes	—	—
Net loss	$(1,310,233)	$(705,742)
Net loss per share – basic and diluted	$(0.11)	$(0.07)
Weighted average shares - basic and diluted	12,319,030	9,882,395

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,310,233)	$(705,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,403	9,726
Stock based compensation	25,000	6,198
Accretion of notes payable discount	—	41,912
Other losses	40,363	—
Changes in assets and liabilities:
Decrease in deferred income	(9,696)	—
Decrease in prepaid and other assets	304,880	38,322
Decrease in inventory	9,068	—
Increase (decrease) in accounts payable and accrued expenses	(40,309)	189,848

Net cash used in operating activities	(968,524)	(419,736)

Cash flows from investing activities:
Purchase of property and equipment	(9,688)	(41,046)
Investment in joint venture	(15,000)	—

Net cash used by investing activities	(24,688)	(41,046)

Cash flows from financing activities:
Principal payments on debt (related party)	—	(41,500)

Net cash used by financing activities	—	(41,500)

Net decrease in cash	(993,212)	(502,282)

Cash and cash equivalents beginning of period	3,534,454	998,737

Cash and cash equivalents end of period	$2,541,242	$496,455

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2017, included in the Company’s Form 10K Annual Report filed on March 28, 2018.

Certain 2017 financial statement amounts have been reclassified to conform to 2018 presentations.

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

The Company, an emerging growth company (“EGC”), has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

In March 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, for public EGC companies like us. This update is not expected to have a significant impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. This update was issued with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public EGC companies like us. The update is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2019, for public EGC companies like us. Management is currently evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional revenue recognition updates were also issued in 2016 and 2017, which further clarified certain aspects of the new revenue recognition guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018, for public EGC companies like us. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is in the process of determining the method of adoption, but the update is not expected to have a significant impact on the Company’s financial statements since the Company’s revenue is currently immaterial.

Note 2 - Significant Accounting Policies

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three months ending March 31, 2018, and 2017, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. As of March 31, 2018, and 2017, there were 1,028,969 and 2,675,350 potentially dilutive shares, respectively.

Note 3 – Notes Payable

At March 31, 2018, and December 31, 2017 we had no outstanding notes payable. However, at March 31, 2017, we had an aggregate of $3,394,484 of current notes payable. For the three months ended March 31, 2017 we included $141,377 of interest expense.

Note 4 – Stock-based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc 2015 Long-term Incentive Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the 2015 Plan at March 31, 2018 was 5,677,293.

Stock Options

There were no options granted in both the three months ended March 31, 2017 and 2018.

For the three months ended March 31, 2018, there was no stock-based compensation expense related to granted and unexercised stock options.

For the three months ended March 31, 2017, the Company recognized $6,198 of stock-based compensation expense, related to stock options, recorded in our general and administrative department for options vesting which were granted prior to January 1, 2017.

The following table summarizes option activity during the three months and year ended March 31, 2018 and December 31, 2017, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	261,372	$0.55	$0.49	8.63
Options granted	63,335	3.85	1.59	4.60
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	322,707	$1.29	$0.70	7.05

Options granted	—	—	—	—
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2018	322,707	$1.29	$0.70	6.80

Warrants

The following table summarizes warrant activity during the three months and year ended March 31, 2018 and December 31, 2017, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	111,129	8.25	0.11	4.91
Warrants issued	595,133	2.91	1.74	4.28
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	706,262	$3.27	$1.48	4.22

Warrants issued	—	—	—	—
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2018	706,262	$3.27	$1.48	3.97

The following table summarizes information about stock options and warrants outstanding at March 31, 2018.

	Outstanding		Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.11-0.55	534,099	5.72	$0.33	534,099	$0.33
2.00-3.85	86,355	4.38	3.31	86,335	3.31
5.10-7.20	408,535	3.83	5.46	408,535	5.46
$0.11-7.20	1,028,969	4.86	$2.61	1,028,969	$2.72

Note 5 – Related Party Transactions

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the three months ended March 31, 2017, the Company included $107,500 as an expense for this license agreement in research and development. At March 31, 2018 the aggregate balance of this liability was $450,000.

Prior to July 12, 2017 the Company financed operations partly through short-term loans with related parties and through the deferral of payment to related parties for expenses incurred. At December 31, 2017, the Company accrued $480,000 in expenses for technology royalties payable to Dr. Satterfield.

Note 6 – Lease Obligations

Our offices are located at 2401 S Foothill Dr. Suite D Salt Lake City Utah 84109-1479. The space consists of approximately 7,015 square feet and is leased under a multi-year contract at a rate of $11,109 per month expiring on January 31, 2020. For the three months ended March 31, 2018 and 2017, the Company expensed $37,897 and $15,125, respectively for rent. The Company’s lease rent obligation is as follows:

Year	Amount
2018	$133,308
2019	133,308
2020	11,109
Total	$277,725

Note 7 – Subsequent Events.

The Company evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events that need to be reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties. Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in the Risk Factors in our annual report on Form 10-K filed with the commission on March 28, 2018:

●	dependence on commercialization of our molecular diagnostic technology;

●	our continued losses;

●	concerns of customers relating to our financial uncertainty;

●	general economic and market conditions;

●	ineffective internal operational and financial control systems;

●	rapid technological change;

●	intense competitive factors;

●	our ability to hire and retain specialized and key personnel;

●	dependence on the sales efforts of others;

●	uncertainty of intellectual property protection;

●	potential infringement on the intellectual property rights of others;

●	extreme price fluctuations in our common stock;

●	price decreases due to future sales of our common stock;

●	future shareholder dilution; and

●	absence of dividends.

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

Executive Overview

Co-Diagnostics, Inc. (“Company,” or “CDI,”), a Utah corporation, is a molecular diagnostics company that has developed, and intends to sell molecular diagnostic technology such as lab systems (which we refer to as the “MDx device”) and manufacture and sell reagents used for tests that are designed using the detection and/or analysis of nucleic acid molecules (DNA or RNA). We will also use our proprietary technology to design specific tests to locate genetic markers for use in industries other than infectious disease and license the use of those tests to specific customers.

Dr. Brent Satterfield, our Chief Technology Officer, created the Company’s suite of intellectual properties. Our scientists use the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options on a DNA target strain to pinpoint the optimum design. Dr. Satterfield developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI’s technologies are now protected by five granted or pending US patents, as well as certain trade secrets. Our platform allows us to avoid paying existing patent royalties required by other PCR test systems, which has the potential of allowing CDI to sell diagnostic tests at a lower cost than competitors, while generating a profit margin.

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

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc., in Utah on April 18, 2013. Our principal executive office is located 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109. Our telephone number is (801) 438-1036. Our web address is http://codiagnostics.com

Product Offering

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

In some of these countries, there are no regulatory hurdles and we can start offering our tests immediately. The U.S. Food and Drug Administration (FDA) has granted permission for us to export certain of our tests. The FDA’s permission to export was granted under Section 801 (e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801 (e) of the Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. Section 801 (e) applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices.

We will first offer our Zika test in this region because of the demand for such test followed quickly by tests for tuberculosis, hepatitis B and C, dengue then our full range of tests.

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

United States

We do not anticipate offering our tests in the United States in the near future. We believe, however, our tests may be able to qualify as Laboratory Developed Tests (LDT’s), diagnostic tests that are developed and manufactured by CLIA certified laboratories. These tests are developed by the lab for use only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDT’s and obtain licenses to offer them as diagnostic services. The FDA has publicly announced its intention to regulate certain LDTs in a phased-in approach, but draft guidance that was published a couple of years ago was withdrawn at the end of the Obama administration and replaced by an informal non-enforceable discussion paper reflecting some of the feedback that it received on LDT regulation.

Market Opportunity

The molecular diagnostics market is a fast growing portion of the in vitro (test tube based, controlled environment) diagnostics market. There are several advantages of molecular tests over other forms of diagnostic testing, which include higher sensitivities, the ability to perform multiplex tests and the ability to test for drug resistance or individual genes.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Three of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO. As of March 31, 2018, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034 and the other patent expires in 2036.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2018 and 2017

Revenues

For the three months ended March 31, 2018 we generated $9,696 of revenues compared to no revenues in the three months ended March 31, 2017. The revenue represented a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company.

Cost of Revenues

For the three months ended March 31, 2018 and for the three months ended March 31, 2017, we recorded no costs of revenues.

Expenses

We incurred total operating expenses of $1,287,127 for the three months ended March 31, 2018 compared to total operating expenses of $564,365 for the three months ended March 31, 2017. The increase of $722,762 was due primarily to increased business activities following the completion of our initial public offering. There was an increase in general and administrative expenses of $656,312, an increase in sales and marketing costs of $31,046, and an increase of $32,727 in our research and development expenses.

General and administrative expenses increased $656,312 from $225,734 for the three months ended March 31, 2017 to $882,046 for the three months ended March 31, 2018. The increase was primarily the result of an increase of $310,330 in independent consulting expenses and an increase of $87,019 in legal and other professional services both of which were incident to factors relating to becoming a publically traded company and engaging professionals with market related experience. We also experienced an increase of $187,208 in salaries and related benefits, an increase of $41,250 in directors’ fees, an increase of $26,849 in regulatory expenses. Our office rent increased $8,272 incident to moving into our new offices.

Our sales and marketing expenses for the three months ended March 31, 2018 were $95,263 compared to sales and marketing expenses of $64,217 for the three months ended March 31, 2017. The increase of $31,046 is due primarily to an increase of $26,098 in salary and related benefits expense and an increase of $3,333 in office rent.

Our research and development expenses increased by $31,727 from $265,688 for the three months ended March 31, 2017 to $297,415 for the three months ended March 31, 2018. The increase was primarily due to an increase of $58,922 in payroll and employee related expenses, an increase of $60,893 in other professional services and an increase in rent expense of $14,949. The increase in expense was partially offset by a decrease of $107,500 in technology license fees due to a restructuring of our Co-Primer license. The increase in expenses was also partially offset by a decrease in lab supplies and services expense of $14,088 due to a reimbursement by a customer of lab supplies expense of approximately $26,000 incurred in the customer’s research project.

Interest Expense

For the three months ended March 31, 2018, we incurred no interest expense compared to interest expense for the three months ended March 31, 2017 of $141,377. The decrease of $141,377 was the result of having our all of our indebtedness retired coincident with the funding of our initial public offering.

Net Loss

We realized a net loss for the three months ended March 31, 2018 of $1,310,233 compared with a net loss for the three months ended March 31, 2017 of $705,742. Of the increase in net loss of $604,491, $713,066 was the result of the increased operating expenses explained above, partially offset by the decrease of $141,377 in interest expense and a $40,363 loss on investment related to our joint venture.

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

At March 31, 2018, we had cash and cash equivalents of $2,541,242, total current assets of $3,144,714, total current liabilities of $286,339 and total stockholders’ equity of $2,565,291. At December 31, 2017, we had cash and cash equivalents of $3,534,454, total current assets of $4,451,874, total current liabilities of $268,256 and total stockholders’ equity of $3,850,524.

We experienced negative cash flow used in operations during the three months ended March 31, 2018 of $968,524 compared to negative cash flow used in operations for the twelve months ended December 31, 2017 of $1,312,267. The negative cash flow was met by cash reserves remaining from the issuances of common stock incident to the completion of our initial public offering. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Until our operations become profitable, we will continue to rely on proceeds received from our initial public offering. We expect additional investment capital to come from (i) additional private placements of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $322,840 per month during the three months ended March 31, 2018. Our operating expenses increased significantly upon completion of our initial public offering as we increased development and sales activities in furtherance of our business plan. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

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

Our long-term liquidity is dependent upon execution of our business model and the commencement of revenue generating activities and working capital as described above, and upon capital needed for continued commercialization and development of our diagnostic testing technology. Commercialization and future development of diagnostic tests utilizing our PCR technology are expected to require additional capital estimated to be approximately $1,000,000 annually for the foreseeable future. This estimate will increase or decrease depending on specific opportunities and available funding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2018 our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last three-month period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our annual report on Form 10-K filed with the commission on March 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2018, we issued 9,225 shares of our common stock in consideration of consulting services performed by a limited liability company. The limited liability company is an accredited investor. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

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

* Filed herewith.

(1) Incorporated by reference to the Annual Report filed on Form 10K with the SEC on March 28, 2018.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: May 14, 2018	By:	/s/ Dwight H. Egan
Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Reed L Benson
Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

