Form 10-Q
period 2018-06-30
Co-Diagnostics, Inc.
filed 2018-08-10
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

OR

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 1-38148

CO-DIAGNOSTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Utah	46-2609396
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109

(Address of principal executive offices and zip code)

(801) 438-1036

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 12,348,027 shares of the Registrant’s $0.001 par value common stock outstanding as of July 23, 2018.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Current Assets
Cash and cash equivalents	$1,528,267	$3,534,454
Other receivables	26,418	—
Inventory	—	9,068
Prepaid expenses	225,089	908,352
Total current assets	1,779,774	4,451,874
Other Assets
Property and equipment, net	150,238	165,567
Investment in joint venture	39,431	44,885
Total other assets	189,669	210,452

Total assets	1,969,443	4,662,326

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities
Accounts payable	33,305	40,819
Accrued expenses	98,078	96,645
Accrued expenses (related party)	120,000	120,000
Deferred income-current	39,184	10,792
Total current liabilities	290,567	268,256
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	300,000	360,000
Deferred income-long-term	135,762	183,546
Total long-term liabilities, net of current portion	435,762	543,546
Total liabilities	726,329	811,802

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 180,000,000 shares authorized; 12,348,027 and 12,317,184 shares issued and outstanding, respectively.	12,348	12,317
Additional paid-in capital	16,335,620	16,260,651
Accumulated deficit	(15,104,854)	(12,422,444)
Total stockholders’ equity	1,243,114	3,850,524

Total liabilities and stockholders’ equity	$1,969,443	$4,662,326

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$9,696	$2,466	$19,392	$2,466
Cost of sales	—	302	—	302
Gross profit	9,696	2,164	19,392	2,164
Operating expenses:
Sales and marketing	143,890	125,626	239,153	189,843
Administrative and general	848,668	381,524	1,730,714	607,258
Research and development	357,889	184,880	655,304	449,568
Depreciation and amortization	12,615	11,086	25,018	20,812
Total operating expenses	1,363,062	703,116	2,650,189	1,267,481
Loss from operations	(1,353,366)	(700,952)	(2,630,797)	(1,265,317)
Other expense:
Interest expense	—	(154,055)	—	(295,432)
Interest income	6,280	—	13,841	—
Loss on equity method investment in joint venture	(25,091)	—	(65,454)	—
Total other expense	(18,811)	(154,055)	(51,613)	(295,432)
Loss before income taxes	(1,372,177)	(855,007)	(2,682,410)	(1,560,749)
Provision for income taxes	—	—	—	—
Net loss	$(1,372,177)	$(855,007)	$(2,682,410)	$(1,560,749)

Basic and diluted income (loss) per common share	$(0.11)	$(0.09)	$(0.22)	$(0.16)

Weighted average common shares outstanding, basic and diluted	12,337,133	9,882,395	12,330,883	9,882,395

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,682,410)	$(1,560,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,018	20,812
Stock based compensation	75,000	12,396
Accretion of notes payable discount	—	83,848
Warrants issued for services	—	147,582
Loss of equity method investment	65,454	—
Changes in assets and liabilities:
Increase (decrease) in deferred income	(19,392)	199,534
Decrease in prepaid and other assets	656,845	98,331
Increase (decrease) in accounts payable and accrued expenses	(66,081)	330,642
Decrease in inventory	9,068	—

Net cash used in operating activities	(1,936,498)	(667,604)

Cash flows from investing activities:
Purchase of property and equipment	(9,689)	(87,606)
Investment in joint venture	(60,000)	—

Net cash used by investing activities	(69,689)	(87,606)

Cash flows from financing activities:
Principal payments on debt (related party)	—	(41,500)
Payment of deferred offering costs	—	(85,254)

Net cash used by financing activities	—	(126,754)

Net decrease in cash	(2,006,187)	(881,964)

Cash and cash equivalents beginning of period	3,534,454	998,737

Cash and cash equivalents end of period	$1,528,267	$116,773

Supplemental disclosure of cash flow information:
Interest paid	$—	$46,685

Schedule of non-cash investing and financing activities:
Warrants issued for services	$—	$147,582

See accompanying notes to condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed on March 28, 2018.

Certain 2017 financial statement amounts have been reclassified to conform to 2018 presentations.

Description of Business

Co-Diagnostics, Inc. (“we,” “our,” the “Company” or “CDI”), a Utah corporation headquartered in Salt Lake City, Utah, is a molecular diagnostics company formed in April 2013 that develops, manufactures and markets a new, state-of-the-art diagnostics technology.

CDI’s diagnostics systems are designed to enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) primer design (cooperative primers) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs which adversely interferes with identification of the target DNA. In addition, CDI scientists have enhanced the understanding of the mathematics of DNA test design, so as to “engineer” a DNA test and automate algorithms to screen millions of possible designs to optimize DNA test design. CDI’s proprietary platform of Co-Dx™ technologies integrates and streamlines these steps as it analyzes biological samples.

Co-Diagnostics’ CoDx™ portfolio of molecular diagnostics development products and tests represents a new advancement in the understanding of the molecular interactions of DNA. The Company uses highly specialized, proprietary cooperative-theory mathematics that may lead to a revolutionary leap forward in the detection of infectious diseases, genetic disorders and other conditions. CoDx™ tests are a fraction of the cost of other DNA-based tests, designed for a new generation of affordable, mobile point-of-care diagnostic devices and compatible with many other devices, creating opportunities for state-of-the-art diagnostics available anywhere in the world, including developing countries.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

The Company, an emerging growth company (“EGC”), has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Note 2 - Significant Accounting Policies

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three and six months ended June 30, 2018, and 2017, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. For the three and six months ended June 30, 2018, there were 1,028,969 potentially dilutive shares consisting of; 332,707 outstanding options and 706,262 outstanding warrants, respectively. For the three and six months ended June 30, 2017, there were 3,529,896 potentially dilutive shares consisting of; (i) 261,372 outstanding options, (ii) 383,856 outstanding warrants and (iii) 2,884,668 shares for convertible debt, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Such estimates include receivables and other long-lived assets, legal and regulatory contingencies, income taxes, share based arrangements, and others. These estimates and assumptions are based on management’s best estimates and judgments. Actual amounts and results could differ from those estimates.

Note 3 – Notes Payable

At June 30, 2018, and December 31, 2017, we had no outstanding notes payable. However, at June 30, 2017, we had an aggregate of $3,436,420 of current notes payable. For the three and six months ended June 30, 2017, we included $154,055 and $295,432, respectively, of interest expense.

Note 4 – Stock-based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the plan at June 30, 2018 was 5,677,293.

Stock Options

There were no options granted in the three and six months ended June 30, 2017 and 2018.

For the three and six months ended June 30, 2018, there was no stock-based compensation expense related to granted and unexercised stock options.

For the three and six months ended June 30, 2017, the Company recognized $6,198 and $12,396, respectively, of stock-based compensation expense, related to stock options, recorded in our general and administrative department for options vesting which were granted prior to January 1, 2017.

The following table summarizes option activity during the six months and year ended June 30, 2018 and December 31, 2017, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	261,372	$0.55	$0.49	8.63
Options granted	63,335	3.85	1.59	4.60
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	322,707	$1.29	$0.70	7.05

Options granted	—	—	—	—
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2018	322,707	$1.29	$0.70	6.55

Warrants

The following table summarizes warrant activity during the six months and year ended June 30, 2018 and December 31, 2017, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	111,129	8.25	0.11	4.91
Warrants issued	595,133	2.91	1.74	4.28
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	706,262	$3.27	$1.48	4.22

Warrants issued	—	—	—	—
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2018	706,262	$3.27	$1.48	3.72

The following table summarizes information about stock options and warrants outstanding at June 30, 2018.

	Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11-0.55	534,099	5.47	$0.33	534,099	$0.33
2.00-3.85	86,355	4.13	3.31	86,335	3.31
5.10-7.20	408,535	3.58	5.46	408,535	5.46
$0.11-7.20	1,028,969	4.61	$2.61	1,028,969	$2.72

Note 5 – Related Party Transactions

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the six months ended June 30, 2018 and 2017, the Company included $0 and $107,500, respectively as an expense for this license agreement in research and development. For both the three months ended June 30, 2018 and 2017, the Company included no expense for this license agreement. At June 30, 2018, the aggregate balance of this related party liability was $420,000.

Prior to July 12, 2017, the Company financed operations partly through short-term loans with related parties and through the deferral of payment to related parties for expenses incurred. At December 31, 2017, the Company accrued $480,000 in expenses for technology royalties payable to Dr. Satterfield.

Note 6 – Lease Obligations

Our offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. On June 18, 2018, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 10,273 square feet and is leased under a multi-year contract at a rate of $14,086 per month expiring on January 31, 2020. For the three and six months ended June 30, 2018, the Company expensed $37,729 and $75,626, respectively, for rent. For the three and six months ended June 30, 2017, the Company expensed $14,338 and $25,682, respectively, for rent. The Company’s lease rent obligation is as follows:

Year	Amount
2018	$154,147
2019	169,033
2020	14,086
Total	$337,266

Note 7 – Subsequent Events

On August 3, 2018, we entered into a Note Purchase Agreement with an existing shareholder of the Company. Pursuant to the agreement, the Company issued a Promissory Note, dated August 3, 2018, in the principal amount of $2,000,000 (the “Note”) in exchange for a loan to the Company of equal principal amount. The Note bears interest at the rate of nine percent (9.0%) per annum, payable quarterly in arrears. The maturity date of the Note is July 31, 2019.

The Company evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events that need to be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to our portfolio of products and tests, molecular diagnostics technologies, future opportunities, sales plans, product offerings, CE Mark designations and estimated costs, business strategy, additional investment capital, future revenue, expenses and operating results, and liquidity and capital resources. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated or anticipated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the results of clinical trials and the regulatory approval process;

●	our ability to raise capital to fund continuing operations;

●	our continued losses and concerns relating to our financial uncertainty;

●	market acceptance of any products that may be approved for commercialization;

●	ineffective internal disclosure, operational and financial control systems;

●	our ability to protect our intellectual property rights;

●	the impact of any infringement actions or other litigation brought against us;

●	competition from other providers, products and technologies;

●	our ability to develop and commercialize new and improved molecular diagnostic products and services;

●	dependence on the sales efforts of others;

●	our ability to hire and retain specialized and key personnel;

●	changes in government regulation; and

●	other factors (including the risks contained in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and accompanying prospectus (Registration No. 333-217542) filed with the Securities and Exchange Commission (the “Commission”) related to our initial public offering.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Each forward-looking statement speaks only as of the date on which it is made. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.

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

Executive Overview

Co-Diagnostics, Inc. (“we,” “our,” the “Company” or “CDI”) is a molecular diagnostics company that develops, manufactures and markets a new, state-of-the-art diagnostics technology. Our technology is utilized for tests that are designed using the detection and/or analysis of nucleic acid molecules (DNA or RNA). We also use our proprietary technology to design specific tests to locate genetic markers for use in industries other than infectious disease and license the use of those tests to specific customers.

CDI’s diagnostics systems are designed to enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) primer design (cooperative primers) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs which adversely interferes with identification of the target DNA. In addition, CDI scientists have enhanced the understanding of the mathematics of DNA test design, so as to “engineer” a DNA test and automate algorithms to screen millions of possible designs to optimize DNA test design. CDI’s proprietary platform of Co-Dx™ technologies integrates and streamlines these steps as it analyzes biological samples.

Co-Diagnostics’ CoDx™ portfolio of molecular diagnostics development products and tests represents a new advancement in the understanding of the molecular interactions of DNA. The Company uses highly specialized, proprietary cooperative-theory mathematics that may lead to a revolutionary leap forward in the detection of infectious diseases, genetic disorders and other conditions. CoDx™ tests are a fraction of the cost of other DNA-based tests, designed for a new generation of affordable, mobile point-of-care diagnostic devices and compatible with many other devices, creating opportunities for state-of-the-art diagnostics available anywhere in the world, including developing countries.

Dr. Brent Satterfield, our Chief Technology Officer, created the Company’s suite of intellectual properties. Our technologies are now protected by five granted or pending U.S. patents, as well as certain trade secrets and copyrights. Our platform allows us to avoid paying existing patent royalties required by other PCR test systems, which has the potential of allowing CDI to sell diagnostic tests at a lower cost than competitors, while generating a profit margin.

Using its proprietary test design system and proprietary reagents, CDI will design and plans to sell PCR diagnostic tests for diseases and pathogens starting with tests for tuberculosis, a drug resistant tuberculosis test, hepatitis B and C, Malaria, dengue, HIV and Zika virus, all of which tests have been designed and verified in CDI’s laboratory.

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc. in Utah on April 18, 2013. Our principal executive office is located at 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109. Our telephone number is (801) 438-1036. Our website address is http://codiagnostics.com

Product Offering

Caribbean and Central and South America

Our initial sales will be to entities within the Caribbean Public Health Agency Member States (Anguilla, Antigua and Barbuda, Aruba, Bahamas, Barbados, Belize, Bermuda, BES Islands, British Virgin Islands, Cayman Islands, Curacao, Dominica, Grenada, Haiti, Guyana, Jamaica, Montserrat, Saint Kitts and Nevis, Saint Lucia, St Maarten, Saint Vincent and the Grenadines, Suriname, Trinidad and Tobago, Turks and Caicos Islands). In some of these countries, there are no regulatory hurdles and we can start offering our tests immediately.

The U.S. Food and Drug Administration (“FDA”) has granted permission for us to export certain of our tests. The FDA’s permission to export was granted under Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801(e) of the Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. Section 801(e) applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices.

We expect to offer our Zika test in this region first because of the demand for such test followed by tests for tuberculosis, hepatitis B and C, dengue and then our full range of tests.

India

The Company has entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India. The agreement provides for the manufacture of the five tests named above and malaria and HIV and the joint sales and marketing of those tests in India.

Since the tests will be conducted in India on Indian citizens, no FDA approval or inspection will be required. Certain Indian regulatory approval from the Central Drugs Standard Control Organization must be acquired. We are engaging the services of an experienced consultant in India to help us get through this process. Research Use Only reagents are able to be sold without requiring regulatory approval as long as they are labeled and designated as such.

India is the country with the highest burden of tuberculosis. According to the World Health Organization, tuberculosis statistics for India for 2015 give an estimated incidence figure of 2.2 million cases of tuberculosis for India out of a global incidence of 9.6 million. The tuberculosis incidence for India is the number of new cases of active tuberculosis disease in India during a certain time period (usually a year).

Europe

Most molecular tests, such as our tests, are governed in Europe by the European Union’s framework for in vitro diagnostics (“IVDs”), which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for IVDs is built largely on a self-certification procedure, placing heavy responsibility on manufacturers. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, and ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may be CE-marked as an indication that the product is compliant with EU legislation and sold in the European Union. In July 2018, we received notification that our test for tuberculosis had received a CE Mark designation and is available for sale in all countries that accept the CE Mark as approval for distribution.

We have received ISO 13485 and ISO 9001 certifications relating to the design and manufacture of certain of our products. The ISO certification indicates that we meet the standards required to self-certify certain of our products and affix a CE marking for sales of our products in countries accepting the CE marking (not in the United States) with only minimal further governmental approvals in each country. We expect to have our Zika, dengue and malaria tests also CE-marked in 2018. We estimate the remaining costs for CE-marks to be approximately $100,000.

United States

We do not anticipate offering our tests in the United States in the near future. We believe, however, our tests may be able to qualify as Laboratory Developed Tests (“LDTs”), diagnostic tests that are developed and manufactured by Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratories. These tests are developed by the lab for use only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDTs and obtain licenses to offer them as diagnostic services. The FDA has publicly announced its intention to regulate certain LDTs in a phased-in approach, but draft guidance that was previously published was withdrawn at the end of the Obama administration and replaced by an informal, non-enforceable discussion paper reflecting some of the feedback that it received on LDTs regulation.

Market Opportunity

The molecular diagnostics market is a fast growing portion of the in vitro (test tube based, controlled environment) diagnostics market. There are several advantages of molecular tests over other forms of diagnostic testing, which include higher sensitivities, the ability to perform multiplex tests and the ability to test for drug resistance or individual genes.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Three of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office (“PTO”). As of June 30, 2018, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034 and the other patent expires in 2036.

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

RESULTS OF OPERATIONS

Results of Operations for the Six Months ended June 30, 2018 and 2017

Net Sales

For the six months ended June 30, 2018, we generated $19,392 of net sales compared to net sales of $2,466 in the six months ended June 30, 2017. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company. The net sales in 2017 represented rental revenue for the lease of our portable lab.

Cost of Sales

For the six months ended June 30, 2018, we recorded no cost of sales. For the six months ended June 30, 2017, we recorded cost of sales of $302 related to the portable lab leased to a customer.

Operating Expenses

We incurred total operating expenses of $2,650,189 for the six months ended June 30, 2018 compared to total operating expenses of $1,267,481 for the six months ended June 30, 2017. The increase of $1,382,708 was due primarily to increased business activities following the completion of our initial public offering. There was an increase in general and administrative expenses of $1,123,456, an increase of $205,736 in our research and development expenses and an increase in sales and marketing expenses of $49,310. Depreciation and amortization expense also increased $4,206 as a result of the purchase of additional equipment.

General and administrative expenses increased $1,123,456 from $607,258 for the six months ended June 30, 2017 to $1,730,714 for the six months ended June 30, 2018. The increase was primarily the result of an increase of $502,769 in independent consulting expenses and an increase of $312,907 in salaries and related benefits, $203,573 in legal and other professional services and $24,280 in regulatory expenses, all of which were incident to factors relating to becoming a publicly traded company and engaging professionals with market related experience. We also experienced an increase of $82,500 in directors’ fees. Our office rent increased $14,760 incident to moving into our current offices.

Our sales and marketing expenses for the six months ended June 30, 2018 were $239,153 compared to sales and marketing expenses of $189,843 for the six months ended June 30, 2017. The increase of $49,310 is due primarily to an increase of $35,431 in salary and related benefits expense, an increase of $9,797 in office rent, an increase of $8,145 in postage and delivery and an increase of $4,623 in travel expenses, all of which was partially offset by a decrease of $10,106 in advertising and promotion expenses.

Our research and development expenses increased by $205,735 from $449,568 for the six months ended June 20, 2017 to $655,304 for the six months ended June 30, 2018. The increase was primarily due to an increase of $110,676 in payroll and employee related expenses, an increase of $88,061 in consulting and other professional services, an increase of $70,126 in lab supplies, and an increase in building rent and equipment lease expense of $31,388. These increases were partially offset by a decrease in technology royalties expense of $107,500

Interest Expense

For the six months ended June 30, 2018, we incurred no interest expense compared to interest expense for the six months ended June 30, 2017 of $295,432. The decrease of $295,432 was the result of having all of our indebtedness retired coincident with the funding of our initial public offering. We also realized interest income of $13,841 from the investment of funds not used in the operations of the business.

Net Loss

We realized a net loss for the six months ended June 30, 2018 of $2,682,410 compared with a net loss for the six months ended June 30, 2017 of $1,560,749. The increase in net loss of $1,121,661 was the result of the increased operating expenses explained above and a $65,454 loss on investment related to our Indian joint venture, partially offset by the decrease of $295,432 in interest expense.

Results of Operations for the Three Months ended June 30, 2018 and 2017

Net Sales

For the three months ended June 30, 2018, we generated $9,696 of net sales compared to net sales of $2,466 in the three months ended June 30, 2017. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company. The net sales in 2017 represented rental revenue for the lease of our portable lab.

Cost of Sales

For the three months ended June 30, 2018, we recorded no cost of sales and for the three months ended June 30, 2017, we recorded cost of sales of $302 related to the portable lab leased to a customer.

Operating Expenses

We incurred total operating expenses of $1,363,062 for the three months ended June 30, 2018 compared to total operating expenses of $703,116 for the three months ended June 30, 2017. The increase of $659,946 was due primarily to increased business activities following the completion of our initial public offering. There was an increase in general and administrative expenses of $467,144, an increase of $173,009 in our research and development expenses and an increase in sales and marketing expenses of $18,264.

General and administrative expenses increased $467,144 from $381,524 for the three months ended June 30, 2017 to $848,668 for the three months ended June 30, 2018. The increase was primarily the result of an increase of $192,439 in independent consulting expenses and an increase of $131,118 in salaries and related benefits. The increase in general and administrative expenses also resulted from an increase of $116,554 in legal and other professional services, which services were incident to our becoming a publicly traded company and engaging professionals with market related experience. We also experienced an increase of $41,250 in directors’ fees. Our office rent increased $6,847 incident to moving into our current offices.

Our sales and marketing expenses for the three months ended June 30, 2018 were $143,890 compared to sales and marketing expenses of $125,626 for the three months ended June 30, 2017. The increase of $18,264 is due primarily to an increase of $9,333 in salary and related benefits expense, an increase of $6,464 in office rent and an increase of $6,332 in travel expenses, partially offset by a decrease of $10,799 in advertising and promotion expenses.

Our research and development expenses increased by $173,008 from $184,880 for the three months ended June 30, 2017 to $357,889 for the three months ended June 30, 2018. The increase was primarily due to an increase of $84,214 in lab supplies, an increase of $51,828 in payroll and employee related expenses, an increase of $20,290 in other professional services and an increase in building rent and equipment lease expense of $13,439.

Interest Expense

For the three months ended June 30, 2018, we incurred no interest expense compared to interest expense for the three months ended June 30, 2017 of $154,055. The decrease of $154,055 was the result of having all of our indebtedness retired coincident with the funding of our initial public offering. We also realized interest income of $6,280 from the investment of funds not used in the operations of the business.

Net Loss

We realized a net loss for the three months ended June 30, 2018 of $1,372,177 compared with a net loss for the three months ended June 30, 2017 of $855,007. The increase in net loss resulted from an increase of $659,946 in operating expenses explained above and a $25,091 loss on investment related to our Indian joint venture, partially offset by the decrease of $154,055 in interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date, we have financed our operations primarily through sales of common stock and the issuance of convertible debt.

At June 30, 2018, we had cash and cash equivalents of $1,528,267, total current assets of $1,779,774, total current liabilities of $290,567 and total stockholders’ equity of $1,243,114. At December 31, 2017, we had cash and cash equivalents of $3,534,454, total current assets of $4,451,874, total current liabilities of $268,256 and total stockholders’ equity of $3,850,524.

We experienced negative cash flow from operations during the six months ended June 30, 2018 of $1,936,498 compared to negative cash flow from operations for the six months ended June 30, 2017 of $667,302. The negative cash flow was met by cash reserves remaining from the issuance of common stock incident to the completion of our initial public offering. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. Our liquidity and operating results will also depend on the amount of revenue generated. We expect our operating losses will continue until we are able to generate significant levels of revenue. Although licensing fees have enabled us to begin generating revenue in 2018, such revenue has been minimal through June 30, 2018.

Until our revenues become substantial and our operations become profitable, we will continue to rely on proceeds received from our initial public offering and other sources of capital. We expect additional investment capital to come from (i) additional private placements of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses, were approximately $324,365 per month during the six months ended June 30, 2018. Our operating expenses increased significantly upon completion of our initial public offering as we increased development and sales activities in furtherance of our business plan.

Our long-term liquidity is dependent upon execution of our business model and the realization of substantial revenue generating activities and working capital as described above, and upon capital needed for continued commercialization and development of our diagnostic testing technology. Commercialization and future development of diagnostic tests utilizing our PCR technology are expected to require additional capital estimated to be approximately $1,000,000 annually for the foreseeable future. This estimate will increase or decrease depending on specific opportunities and available funding.

The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and net sales fluctuate from period to period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) at June 30, 2018 as required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2018, due to the number of employees and a lack of segregation of duties, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s last three-month period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation. To our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2018 and June 30, 2018, we issued 13,368 and 8,250 shares of our common stock, respectively, in consideration of consulting services performed by a limited liability company. The limited liability company is an accredited investor. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: August 10, 2018	By:	/s/ Dwight H. Egan
Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Reed L Benson
Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

