Form 10-Q
period 2018-09-30
Co-Diagnostics, Inc.
filed 2018-11-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

There were 12,914,383 shares of the Registrant’s $0.001 par value common stock outstanding as of November 12, 2018.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS:
Current Assets
Cash and cash equivalents	$2,176,565	$3,534,454
Other receivables	2,597	—
Inventory	—	9,068
Prepaid expenses	211,719	908,352
Total current assets	2,390,881	4,451,874
Other Assets
Property and equipment, net	140,122	165,567
Investment in joint venture	182,392	44,885
Total other assets	322,514	210,452

Total assets	$2,713,395	$4,662,326

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities
Accounts payable	$66,669	$40,819
Accrued expenses	95,110	96,645
Accrued expenses (related party)	120,000	—
Notes payable net of discount of $130,988 and $0	1,869,012	—
Deferred income-current	39,184	10,792
Total current liabilities	2,189,975	148,256
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	270,000	480,000
Deferred income-long-term	126,066	183,546
Total long-term liabilities, net of current portion	396,066	663,546
Total liabilities	2,586,041	811,802

Commitments and contingencies

STOCKHOLDERS’ EQUITY :
Common stock, $.001 par value, 180,000,000 shares authorized; 12,665,023 and 12,317,184 shares issued and outstanding, respectively.	12,665	12,317
Additional paid-in capital	16,860,688	16,260,651
Accumulated deficit	(16,745,999)	(12,422,444)
Total stockholders’ equity	127,354	3,850,524

Total liabilities and stockholders’ equity	$2,713,395	$4,662,326

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$9,696	$2,598	$29,088	$5,064
Cost of sales	—	—	—	302
Gross profit	9,696	2,598	29,088	4,762
Operating expenses:
Sales and marketing	180,257	117,078	419,410	306,921
Administrative and general	1,150,170	1,405,955	2,880,884	2,013,213
Research and development	330,422	272,209	985,726	721,777
Depreciation and amortization	12,616	12,416	37,634	33,228
Total operating expenses	1,673,465	1,807,658	4,323,654	3,075,139
Loss from operations	(1,663,769)	(1,805,060)	(4,294,566)	(3,070,377)
Other expense:
Interest income	3,520	—	17,361	—
Interest expense	(48,857)	(14,801)	(48,857)	(310,233)
Loss on extinguishment of debt	—	(2,072,365)	—	(2,072,365)
Loss on disposition of assets	—	(1,281)	—	(1,281)
Gain on equity method investment in joint venture	67,961	—	2,507	—
Total other expense	22,624	(2,088,447)	(28,989)	(2,383,879)
Loss before income taxes	(1,641,145)	(3,893,507)	(4,323,555)	(5,454,256)
Provision for income taxes	—	—	—	—
Net loss	$(1,641,145)	$(3,893,507)	$(4,323,555)	$(5,454,256)

Basic and diluted income (loss) per common share	$(0.13)	$(0.33)	$(0.35)	$(0.52)

Weighted average common shares outstanding, basic and diluted	12,356,316	11,751,649	12,341,482	10,512,327

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,323,555)	$(5,454,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	570,385	675,966
Accretion of notes payable discount	—	84,101
Loss on extinguishment of debt	—	2,072,365
Loss on disposition of assets	—	1,281
Gain of equity method investment	(2,507)	—
Depreciation and amortization	37,634	33,228
Changes in assets and liabilities:
Increase (decrease) in deferred income	(29,088)	196,936
Decrease in prepaid and other assets	694,036	114,279
Increase (decrease) in accounts payable and accrued expenses	(66,306)	57,135

Net cash used in operating activities	(3,119,401)	(2,218,965)

Cash flows from investing activities:
Purchase of property and equipment	(2,500)	(90,958)
Investment in joint venture	(135,000)	—

Net cash used by investing activities	(137,500)	(90,958)

Cash flows from financing activities:
Proceeds from the sale of equity	30,000	7,071,192
Proceeds from the issuance of debt	2,000,000	—
Payment of deferred debt acquisition costs	(130,988)	—
Principal payments on debt (related party)	—	(41,500)
Payment of deferred offering costs	—	(1,093,268)

Net cash provided by financing activities	1,899,012	5,936,424

Net increase (decrease) in cash	(1,357,889)	3,626,501

Cash and cash equivalents beginning of period	3,534,454	998,737

Cash and cash equivalents end of period	$2,176,565	$4,625,238

Supplemental disclosure of cash flow information:
Interest paid	$26,000	$73,523

Schedule of non-cash investing and financing activities:
Warrants issued for services	$—	$256,198

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed on March 28, 2018.

Certain 2017 financial statement amounts have been reclassified to conform to 2018 presentations.

Description of Business

Co-Diagnostics, Inc. (“we,” “our,” the “Company” or “CDI”), a Utah corporation headquartered in Salt Lake City, Utah, is a molecular diagnostics company formed in April 2013 that develops, manufactures and markets a new, state-of-the-art diagnostics technology.

CDI’s diagnostics systems are designed to enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) primer design (CoPrimers™) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs which adversely interferes with identification of the target DNA. In addition, CDI scientists have enhanced the understanding of the mathematics of DNA test design, so as to “engineer” a DNA test and automate algorithms to screen millions of possible designs to optimize DNA test design. CDI’s proprietary platform of Co-Dx™ technologies integrates and streamlines these steps as it analyzes biological samples.

Co-Diagnostics’ portfolio of molecular diagnostics development products and tests represents a new advancement in the understanding of the molecular interactions of DNA. The Company uses highly specialized, proprietary cooperative-theory mathematics that may lead to a revolutionary leap forward in the detection of infectious diseases, genetic disorders and other conditions. CoDx™ tests are a fraction of the cost of other DNA-based tests, designed for a new generation of affordable, mobile point-of-care diagnostic devices and compatible with many other devices, creating opportunities for state-of-the-art diagnostics available anywhere in the world, including developing countries.

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

Note 2 - Significant Accounting Policies

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three and nine months ended September 30, 2018, and 2017, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. For the three and nine months ended September 30, 2018, there were 1,606,242 potentially dilutive shares consisting of 1,172,707 outstanding options and 433,535 outstanding warrants. For the three and nine months ended September 30, 2017, there were 1,028,969 potentially dilutive shares consisting of 322,707 outstanding options and 706,262 outstanding warrants.

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

Note 3 – Notes Payable

On August 3, 2018, we entered into a Note Purchase Agreement with Robert Salna, an existing shareholder of the Company and prior investor in the Company’s convertible debt securities. Pursuant to the agreement, the Company issued to Mr. Salna a Promissory Note, dated August 3, 2018, in the principal amount of $2,000,000 (the “Note”) in exchange for a loan to the Company of equal principal amount.

The Note bears interest at the rate of nine percent (9.0%) per annum, payable quarterly in arrears. The maturity date of the Note is July 31, 2019. All unpaid principal and accrued interest on the Note will become due and payable on the maturity date. The Note is unsecured and provides for a default interest rate of eighteen percent (18.0%) per annum. The note is repayable in Canadian dollars with a minimum of 2.6 million in Canadian dollars due at maturity. For the three and nine months ended September 30, 2018, we included $26,000 in interest expense.

At December 31, 2017 and September 30, 2017, we had no outstanding notes payable. However, for the three and nine months ended September 30, 2017, we included $14,801 and $310,233, respectively, of interest expense for notes outstanding prior to September 30, 2017.

Note 4 – Stock-based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the plan at September 30, 2018 was 4,827,293.

Stock Options

There were 850,000 options granted to nine employees in the three and nine months ended September 30, 2018 valued at $1,070,859. There were 61,335 options granted to three independent members of our Board of Directors in the three and nine months ended September 30, 2017 valued at $97,474. We recognize the value of granted options over the vesting period of each option. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the option was issued with a maturity equal to the expected term of the option. The fair values for the options granted were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk free interest rate	3.07%	1.53%
Expected life (in years)	10.0	5.0
Expected volatility	64.12%	45.54%
Expected dividend yield	0.00%	0.00%
Stock price	$2.63	$3.85

The weighted average fair value of options granted during the nine months ended September 30, 2018 and 2017 was $1.93 and $1.59 per share, respectively.

Included in stock-based compensation for the three and nine months ended September 30, 2018, the Company recognized expense of $380,445 recorded in our general and administrative department for 850,000 options granted to nine employees.

Included in stock-based compensation for the nine months ended September 30, 2017, the Company recognized expense of $111,068 recorded in our general and administrative department (i) $97,474 for 61,335 options granted to three members of our board of directors and (ii) $13,594 for options vesting which had been granted prior to January 1, 2017.

Included in stock-based compensation for the three months ended September 30, 2017, the Company recognized expense of $103,672 recorded in our general and administrative department (i) $97,474 for 61,335 options granted to three members of our board of directors and (ii) $6,198 for options vesting which had been granted prior to January 1, 2017.

The following table summarizes option activity during the nine months and year ended September 30, 2018 and December 31, 2017, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	261,372	$0.55	$0.49	8.63
Options granted	61,335	3.85	1.59	4.60
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	322,707	$1.29	$0.70	7.05

Options granted	850,000	2.63	1.24	9.98
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2018	1,172,707	$2.23	$1.09	8.97

Warrants

The Company estimates the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. The Company amortizes the fair value of issued warrants using a vesting schedule based on the terms and conditions of each warrant. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected warrant term. In determining the expected volatility our computation is based on the stock prices of three comparable companies and on a combination of historical and market-based implied volatility. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

There were no warrants issued in the nine months ended September 30, 2018. There were 595,133 warrants issued in the nine months ended September 30, 2017. The fair values for the warrants issued were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2017
Risk free interest rate	1.89%
Expected life (in years)	4.7
Expected volatility	46.80%
Expected dividend yield	0.00%
Stock price	$2.98

The weighted average fair value of warrants issued during the nine months ended September 30, 2017 was $1.74 per share.

Included in stock-based compensation for both the three and nine months ended September 30, 2017, the Company recognized expense of $256,198 recorded in our general and administrative department for 297,727 warrants issued to two companies for services rendered.

The following table summarizes warrant activity during the nine months and year ended September 30, 2018 and December 31, 2017, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	111,129	8.25	0.11	4.91
Warrants issued	595,133	2.91	1.74	4.28
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	706,262	$3.27	$1.48	4.22

Warrants issued	—	—	—	—
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	272,727	0.64	0.54	3.64

Outstanding at September 30, 2018	433,535	$5.26	$2.08	3.37

The following table summarizes information about stock options and warrants outstanding at September 30, 2018.

	Outstanding		Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.55	261,372	6.88	$0.55	261,372	$0.55
2.00-3.85	936,335	9.42	2.69	369,668	2.79
5.10-7.20	408,535	3.34	5.46	408,535	5.46
$0.11-7.20	1,606,242	7.46	$3.05	1,039,575	$3.27

Total unrecognized stock-based compensation was $707,929 at September 30, 2018 of which (i) $34,823 was for stock issued for services to be provided and ii) $673,106 was for options granted. The Company expects to recognize the aggregate amount of this compensation expense over the next years in accordance with contractual provisions and vesting as follows:

Year	Amount
2018	$110,760
2019	363,038
2020	234,131
Total	$707,929

Note 5 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, one of our current executive officers and directors, prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the nine months ended September 30, 2018 and 2017, the Company included $0 and $107,500, respectively as an expense for this license agreement in research and development. For the three months ended September 30, 2018 and 2017, the Company included no expense for this license agreement. At September 30, 2018, the aggregate balance of this related party liability was $390,000.

Prior to July 12, 2017, the Company financed operations partly through short-term loans with related parties and through the deferral of payment to related parties for expenses incurred. At December 31, 2017, the Company accrued $480,000 in expenses for technology royalties payable to Dr. Satterfield.

Note 6 – Lease Obligations

Our offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. On June 18, 2018, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 10,273 square feet and is leased under a multi-year contract at a rate of $14,086 per month expiring on January 31, 2020. For the three and nine months ended September 30, 2018, the Company expensed $46,539 and $122,165, respectively, for rent. For the three and nine months ended September 30, 2017, the Company expensed $18,900 and $44,583, respectively, for rent. The Company’s lease rent obligation is as follows:

Year	Amount
2018	$154,147
2019	169,033
2020	14,086
Total	$337,266

Note 7 – Subsequent Events

On June 14, 2017, the Company entered into an Exclusive License Agreement with DNA Logix-Canada, Ltd., under the terms of which the Company exclusively licensed the right to market and sell various of the Company’s tests for mosquito borne diseases in Cuba, Brazil, and Canada in consideration of a $200,000 license fee. In 2018, the Company and the licensee jointly determined to terminate the license, which is in the best interests of the Company because it allows the Company to retain marketing and sales control of its tests. Pursuant to an Asset Purchase Agreement dated October 2, 2018, the Company terminated the license and acquired all of the marketing and sales contacts made by the licensee in consideration of the issuance of 249,360 shares of common stock and the issuance of a warrant to acquire 50,000 shares of common stock at an exercise price of $2.00 per share. The warrant has a five-year life. The licensee will remain a non-exclusive distributor of the Company’s tests in Cuba.

In October 2018, the Company entered into an exclusive license agreement with LGC Biosearch Technologies, Inc. pursuant to which, the Company licensed the right to make, use and sell PCR tests for the AgBio field primarily to detect genetic sequences in seed products for the licensee’s customers and for research. The Company retains the right to design all such tests and intends to derive revenue from such design services.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to our portfolio of products and tests, molecular diagnostics technologies, future opportunities, sales plans, product offerings, CE mark designations and estimated costs, business strategy, additional investment capital, future revenue, expenses and operating results, and liquidity and capital resources. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated or anticipated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the results of clinical trials and the regulatory approval process;

●	our ability to raise capital to fund continuing operations;

●	our continued losses and concerns relating to our financial uncertainty;

●	market acceptance of any products that may be approved for commercialization;

●	ineffective internal disclosure, operational and financial control systems;

●	our ability to protect our intellectual property rights;

●	the impact of any infringement actions or other litigation brought against us;

●	competition from other providers, products and technologies;

●	our ability to develop and commercialize new and improved molecular diagnostic products and services;

●	dependence on the sales efforts of others;

●	our ability to hire and retain specialized and key personnel;

●	changes in government regulation; and

●	other factors, including the risks contained in the “Risk Factors” section of our Registration Statement on Form S-3 (Registration No. 333-226835) filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2018.

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

Executive Overview

Co-Diagnostics, Inc. (“we,” “our,” the “Company” or “CDI”) is a molecular diagnostics company that develops, manufactures and markets a new, state-of-the-art diagnostics technology. Our technology is utilized for tests that are designed to identify infectious disease and other conditions using the detection and/or analysis of nucleic acid molecules (DNA or RNA). We also use our proprietary technology to design specific tests to locate genetic markers for use in industries other than infectious disease and license the use of those tests to specific customers. One of those other industries is the AgBio industry as discussed below.

On October 30, 2018, we announced the entry into an Exclusive License Agreement with LGC, Biosearch Technologies, a global leader in the design, development, and manufacture of sophisticated, custom oligonucleotide-based tools and associated reagents for applied markets, relating to the use of our CoPrimer™ technology for both research and commercial applications in the AgBio industry. The license was the culmination of a research project with one of the licensee’s customers that was active over the past year verifying the effectiveness of the CoPrimer tests and test design.

CDI’s diagnostics systems are designed to enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) primer design that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs which adversely interferes with identification of the target DNA. In addition, CDI scientists have enhanced the understanding of the mathematics of DNA test design, so as to “engineer” a DNA test and automate algorithms to screen millions of possible designs to optimize DNA test design. CDI’s proprietary platform of Co-Dx™ technologies integrates and streamlines these steps as it analyzes biological samples.

Co-Diagnostics’ portfolio of molecular diagnostics development products and tests represents a new advancement in the understanding of the molecular interactions of DNA. The Company uses highly specialized, proprietary cooperative-theory mathematics that may lead to a revolutionary leap forward in the detection of infectious diseases, genetic disorders and other conditions. CoDx™ tests are a fraction of the cost of other DNA-based tests, designed for a new generation of affordable, mobile point-of-care diagnostic devices and compatible with many other devices, creating opportunities for state-of-the-art diagnostics available anywhere in the world, including developing countries.

Dr. Brent Satterfield, our Chief Science Officer, created the Company’s suite of intellectual properties. Our technologies are now protected by six granted or pending U.S. patents, as well as certain trade secrets and copyrights. Our platform allows us to avoid paying existing patent royalties required by other PCR test systems, which has the potential of allowing CDI to sell diagnostic tests at a lower cost than competitors, while maintaining profit margins.

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

We have received ISO 13485 and ISO 9001 certifications relating to the design and manufacture of certain of our products. The ISO certification indicates that we meet the standards required to self-certify certain of our products and affix a CE marking for sales of our products in countries accepting the CE marking (not in the United States) with only minimal further governmental approvals in each country. We have CE-marked our Zika and tuberculosis tests and expect to soon have CE marking for a malaria test and a tri-plex test for dengue, Zika and Chikingunya. We estimate the remaining costs for CE-marks to be approximately $100,000.

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

Market Opportunity

The molecular diagnostics market is a fast-growing portion of the in vitro (test tube based, controlled environment) diagnostics market. There are several advantages of molecular tests over other forms of diagnostic testing, which include higher sensitivities, the ability to perform multiplex tests and the ability to test for drug resistance or individual genes.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office (“PTO”), including our CoPrimer patent, which we consider our most important technology. Our Rapid Probe patent has been issued in England, but as of September 30, 2018, it is pending in the U.S. and foreign counterpart applications. In addition, we filed a new patent concerning SNP detection and multiplexing in October, 2018. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

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

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2018 and 2017

Net Sales

For the nine months ended September 30, 2018, we generated $29,088 of net sales compared to net sales of $5,064 in the nine months ended September 30, 2017. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses to a Canadian company for limited distribution. The net sales in 2017 represented the license fee for a limited period of time and, to a lesser degree, the remainder was rental revenue for the lease of our portable lab.

Cost of Sales

For the nine months ended September 30, 2018, we recorded no cost of sales. For the nine months ended September 30, 2017, we recorded cost of sales of $302 related to the portable lab leased to a customer.

Operating Expenses

We incurred total operating expenses of $4,323,654 for the nine months ended September 30, 2018 compared to total operating expenses of $3,075,139 for the nine months ended September 30, 2017. The increase of $1,248,515 was due primarily to increased business activities following the completion of our initial public offering in July, 2017. There was an increase in general and administrative expenses of $867,671, an increase of $263,949 in our research and development expenses and an increase in sales and marketing expenses of $112,489. Depreciation and amortization expense also increased $4,406 as a result of the purchase of additional equipment.

General and administrative expenses increased $867,671 from $2,013,213 for the nine months ended September 30, 2017 to $2,880,884 for the nine months ended September 30, 2018. The increase was primarily the result of the following increases related primarily to becoming a publicly traded company: an increase of $380,003 in independent consulting expenses, an increase of $340,908 in salaries and related benefits, an increase of $264,377 in stock option and warrant expense, $90,178 in legal and other professional expenses, an increase of $82,500 in directors’ fees, and an increase of $22,516 in office rent incident to moving into our current offices. The increases in expenses were partially offset by a decrease of $282,664 in other professional services and a decrease of $44,745 in licenses and fees.

Our sales and marketing expenses for the nine months ended September 30, 2018 were $419,410 compared to sales and marketing expenses of $306,921 for the nine months ended September 30, 2017. The increase of $112,489 was due primarily to an increase of $70,061 in salary and related benefits expense, an increase of $18,548 in office rent, an increase of $15,400 in consulting fees, an increase of $11,740 in postage and delivery, and an increase of $8,209 in travel expenses; all of which were partially offset by a decrease of $11,558 in advertising and promotion expenses.

Our research and development expenses increased by $263,949 from $721,777 for the nine months ended September 30, 2017 to $985,726 for the nine months ended September 30, 2018. The increase was primarily due to an increase of $113,215 in payroll and employee related expenses, an increase of $128,173 in lab, consulting and other professional services, an increase of $74,418 in lab supplies, and an increase in building rent and equipment lease expense of $45,519. These increases were partially offset by a decrease in technology royalties expense of $107,500.

Interest Expense

For the nine months ended September 30, 2018, we incurred interest expense of $48,857 compared to $310,233 for the nine months ended September 30, 2017. The decrease of $261,376 was the result of having all of our indebtedness retired incident to the funding of our initial public offering and having no debt for the majority of the nine-month period ended September 30, 2018. In August of 2018, we entered into a one year note in the principal amount of $2,000,000 bearing interest at the rate of 9% per annum that is currently outstanding. We also realized interest income of $17,361 from the investment of funds not used in the operations of the business.

Net Loss

We realized a net loss for the nine months ended September 30, 2018 of $4,323,555 compared with a net loss for the nine months ended September 30, 2017 of $5,454,256. The decrease in net loss of $1,130,701 was primarily the result of realizing a loss of $2,072,365 on the extinguishment of debt incident to the retirement of all of our outstanding debt at the time of our initial public offering in 2017 through conversion of the debt to common stock. The decrease in loss occasioned by the extinguishment of debt and the decrease in interest expense of $261,376, was partially offset by the increase in operating expenses of $1,248,515 as explained above.

Results of Operations for the Three Months ended September 30, 2018 and 2017

Net Sales

For the three months ended September 30, 2018, we generated $9,696 of net sales compared to net sales of $2,598 in the three months ended September 30, 2017. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses to a Canadian company for limited distribution. The net sales in 2017 represented rental revenue for the lease of our portable lab.

Cost of Sales

For the three months ended September 30, 2018, and the three months ended September 30, 2017, we recorded no cost of sales.

Operating Expenses

We incurred total operating expenses of $1,673,465 for the three months ended September 30, 2018 compared to total operating expenses of $1,807,658 for the three months ended September 30, 2017. The decrease of $134,193 was due primarily to a decrease other professional services in our general and administrative expenses. There was a decrease in general and administrative expenses of $255,786, partially offset by an increase of $58,215 in our research and development expenses and an increase in sales and marketing expenses of $63,179.

General and administrative expenses decreased $255,785 from $1,405,955 for the three months ended September 30, 2017 to $1,150,170 for the three months ended September 30, 2018. The decrease was primarily the result of a decrease of $474,600 for investor relations professionals with whom we consulted in 2017 following our initial public offering, and a decrease of $122,766 in consulting fees. These decreases were partially offset by an increase of $276,773 in option and warrant expenses, an increase of $97,182 in legal, accounting and other professional services, and an increase in office rent $6,847 incident to moving into our current offices.

Our sales and marketing expenses for the three months ended September 30, 2018 were $180,257 compared to sales and marketing expenses of $117,078 for the three months ended September 30, 2017. The increase of $63,179 was due primarily to an increase of $34,624in salary and related benefits expense related to the addition of sales personnel, an increase of $8,752 in office rent and an increase of $15,095 in consulting expenses for sales professionals in other countries.

Our research and development expenses increased by $58,213 from $272,209 for the three months ended September 30, 2017 to $330,422 for the three months ended September 30, 2018. The increase was primarily due to an increase of $22,030 in consulting expenses for a research scientist engaged for a development project, an increase of $9,798 in other professional services and an increase in building rent and equipment lease expense of $14,130.

Interest Expense

For the three months ended September30, 2018, we incurred interest expense of $48,857 compared to interest expense for the three months ended September 30, 2017 of $14,801. The increase of $34,056 was the result of borrowing $2,000,000 in August, 2018 compared to having all of our indebtedness retired in July, 2017 incident with the funding of our initial public offering. We also realized interest income of $3,520 from the investment of funds not used in the operations of the business.

Net Loss

We realized a net loss for the three months ended September 30, 2018 of $1,641,145 compared with a net loss for the three months ended September 30, 2017 of $3,893,507. The decrease in net loss of $2,252,362 was primarily the result of realizing a loss of $2,072,365 on the extinguishment of debt incident to the retirement of our outstanding debt at the time of our initial public offering in 2017 through conversion of the debt to common stock. In addition, we realized a gain of $67,961 from our Indian joint venture due to audit adjustments recorded by Indian auditors capitalizing certain expenses previously reported. The decrease in net loss was partially offset by the increase of $134,193 in operating expenses explained above and the increase of $34,056 in interest expense explained above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date, we have financed our operations primarily through sales of common stock and the issuance of debt, including convertible debt.

At September 30, 2018, we had cash and cash equivalents of $2,176,565, total current assets of $2,390,881, total current liabilities of $2,189,975 and total stockholders’ equity of $127,354. At December 31, 2017, we had cash and cash equivalents of $3,534,454, total current assets of $4,451,874, total current liabilities of $148,256 and total stockholders’ equity of $3,850,524.

We experienced negative cash flow from operations during the nine months ended September 30, 2018 of $3,119,401 compared to negative cash flow from operations for the nine months ended September 30, 2017 of $2,218,965. The negative cash flow was met by cash reserves remaining from the issuance of common stock incident to the completion of our initial public offering and the issuance of a $2,000,000 one-year loan, which bears interest payable quarterly. Of the net proceeds of our initial public offering, we have spent approximately $1,500,000 in research and development, $650,000 in sales and marketing, and $3,900,000 in general and administration expenses. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. Our liquidity and operating results will also depend on the amount of revenue generated. We expect our operating losses will continue until we are able to generate significant levels of revenue. Although licensing fees have enabled us to begin generating revenue in 2018, such revenue has been minimal through September 30, 2018.

Until our revenues become substantial and our operations become profitable, we will continue to rely on proceeds received from the sale of common stock and debt securities and other sources of capital. We expect additional investment capital to come from (i) future sales of our common stock pursuant to our shelf registration of securities covered by our effective Registration Statement on Form S-3 filed with the Commission and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses, were approximately $346,600 per month during the nine months ended September 30, 2018. Our operating expenses increased significantly upon completion of our initial public offering as we increased development and sales activities in furtherance of our business plan.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) at September 30, 2018 as required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2018, due to the number of employees and a lack of segregation of duties, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2018, we issued 6,269 shares of our common stock in consideration of legal services performed by our attorneys. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

On September 27, 2018, we issued 4,000 shares of our common stock to a limited liability company in consideration of services performed by the investor. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

On September 27, 2018 and September 29, 2018, we issued 34,000 shares and 272,727, respectively, of our common stock to a limited liability company. The 34,000 shares were issued in consideration of consulting services performed by the company. The 272,727 shares were issued pursuant to the exercise of a warrant in consideration of the payment of the exercise price of $30,000 by the company. In both transactions we relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

On July 17, 2017, we closed our initial public offering pursuant to which we issued and sold 1,178,532 shares of common stock at a public offering price of $6.00 per share. The gross proceeds to us from our initial public offering were approximately $7,071,000. The underwriters did not exercise their over-allotment option. The offering commenced on July 12, 2017, and did not terminate until all offered shares were sold.

All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (Registration No. 333-217542), which was declared effective by the Commission on July 11, 2017. WallachBeth Capital, LLC and Network 1 Financial Securities, Inc. acted as the co-book running managers of the offering and ViewTrade Securities, Inc. acted as co-manager. We estimate the aggregate net proceeds to us from the public offering were approximately $6,050,000 after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $1,021,000.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of September 30, 2018, we estimate that we have used and applied all of the net proceeds of our initial public offering as follows: (i) approximately $1,500,000 for research and development expenses related to our diagnostic tests, (ii) approximately $3,900,000 for general and administrative expenses, including clinical testing, regulatory filings, working capital and general corporate purposes, and (iii) approximately $650,000 for sales and marketing expenses.

Other than with respect to officer salaries and director fees paid in the ordinary course, no net offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning 10% or more of any class of our equity securities or to any other affiliates.

In our final prospectus filed with the Commission on July 13, 2017 pursuant to Rule 424(b)(4) of the Securities Act, we disclosed our expected net proceeds from the offering based upon various assumptions at that time and indicated the “amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the status of and results from clinical trials of and acceptance of our full menu of diagnostic tests.” Our actual use of proceeds changed materially from our planned use of proceeds due to various developments in our business, including (i) customer preferences and market acceptance regarding our diagnostic tests and the use and financing of PCR machines, and (ii) the timing and amount of clinical testing and regulatory approvals related to our products.

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

CO-DIAGNOSTICS, INC.

Date: November 14, 2018	By:	/s/ Dwight H. Egan
Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Reed L Benson
Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

