Form 10-K
period 2018-12-31
Co-Diagnostics, Inc.
filed 2019-04-01
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number 0-13316

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $27,183,637.

As of March 22, 2019, there were 17,015,766 shares of common stock, par value $0.001 per share, outstanding.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report and the documents incorporated by reference herein, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors and the documents incorporated by reference herein, which may affect our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a highly regulated, very competitive, and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 and notes incorporated by reference therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this prospectus to conform our statements to actual results or changed expectations.

You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider this list to be a complete set of all potential risks or uncertainties.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the results of clinical trials and the regulatory approval process;

●	our ability to raise capital to fund continuing operations;

●	market acceptance of any products that may be approved for commercialization;

●	our ability to protect our intellectual property rights;

●	the impact of any infringement actions or other litigation brought against us;

●	competition from other providers and products;

●	our ability to develop and commercialize new and improved products and services;

●	changes in government regulation;

●	our ability to complete capital raising transactions;

●	and other factors relating to our industry, our operations and results of operations.

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

ITEM 1: BUSINESS

Overview

Co-Diagnostics, Inc. (“Company,” or “CDI,”) is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications.

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to PCR test design (“Co-Primers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

Our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. Because we own our platform, we are able to accomplish this faster and more economically, allowing for wider margins while still positioning Co-Diagnostics to be a low-cost provider of molecular diagnostics and screening services.

The Company, a Utah corporation, is a molecular diagnostics company that has developed and intends to manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx device”).

In addition, continued development has demonstrated the unique properties of our Co-Primer technology that make them ideally suited to a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next gen sequencing.

Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI technologies are now protected by five granted or pending US patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which grants us the opportunity of selling diagnostic tests at a lower price than competitors, while generating a profit margin.

We may either sell or lease portable and in some cases OEM laboratory equipment to existing diagnostic centers and sell the reagents that comprise our proprietary tests to those laboratories and other testing facilities.

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

Using its proprietary test design system and proprietary reagents, CDI will design and sell PCR diagnostic tests for diseases and pathogens starting with tests for tuberculosis, a drug resistant tuberculosis test, hepatitis B and C, Malaria, dengue, HIV and Zika virus, all of which tests have been designed and verified in CDI’s laboratory. Our tuberculosis test, Zika test, and a triplex test for Zika, Dengue and Chikungunya received a CE Marks in 2018 and qualifying our test to be sold throughout the European community and in most countries in central and South America.

Infectious Disease Product Offering

We plan to manufacture molecular diagnostic tests for the following diseases in the following regions, to be sold along with the MDx device:

Timetable	Region	Tests
Current (revenues in the 1st quarter in 2019)	Caribbean and Central and South America	Zika, Tuberculosis, Hepatitis B and C, Dengue, Zika/Dengue/Chikungunya triplex
	India	Tuberculosis, Hepatitis B and C, Malaria, Dengue and HIV
2019-2020	European Union; Asia	Tuberculosis, Hepatitis B and C
2020-2025	United States	To be determined based on need and regulatory barriers

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

We first offered our Zika test in this region because of the demand for such test, followed quickly by tests for tuberculosis, hepatitis B and C, and dengue, then our full range of tests. Products will be manufactured for sale upon receipt of purchase orders from labs and hospitals.

India

The Company has entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India. The agreement provides for the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have commenced with our joint venture partner to construct a plant that will be used for testing and manufacturing to service the Indian market. We believe that the plant will be completed and manufacturing activities will begin in the second quarter of 2019.

Since the tests will be conducted in India on Indian citizens, no FDA approval or inspection will be required. Certain Indian regulatory approval from the Central Drugs Standard Control Organization (CDSCO) must be acquired. We are engaging the services of an experienced consultant in India to help get us through this process. Research Use Only (RUO) reagents are able to be sold without requiring regulatory approval as long as they are labeled and designated as such. Tests for some of the targeted diseases are available for sale currently in India. We have received test licenses from the CDSCO for the following tests: tuberculosis, Hepatitis B, Hepatitis C, HIV, malaria, and a drug resistance test for tuberculosis. We will complete additional testing and then apply for manufacturing and sales licenses for these tests.

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

Europe

Molecular diagnostics, such as our tests, are governed in Europe by the framework for in vitro diagnostics (IVDs), which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for IVDs is built largely on a self-certification procedure, placing heavy responsibility on manufacturers. Non self-certified products are subject to the same standards as self-certified products but are subject to audit and review by a notified body prior to receiving approval to be CE-marked. A CE-marking is a manufacturer’s declaration that a product meets the requirements of the applicable European Commission directive. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may be CE-marked as an indication that the product is compliant with EU legislation and sold in the European Union. We received CE Marks for our tuberculosis test, our Zika test, and our zika, dengue, chikungunya triplex test in 2018.

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

Market Opportunity

The molecular diagnostics market is a fast-growing portion of the in vitro (test tube based, controlled environment) diagnostics market. Using estimates of the incidence of disease by the Centers for Disease Control, the World Health Organization and other international health agencies and sources, the Company estimates that the global annual demand for our initial diagnostic tests could be as much as follows:

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

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits and low-cost MDx-device.

●	Flexibility: CDI’s tests have been designed to run on many vendors’ DNA diagnostic testing machines. These tests are particularly well suited to the new generation of “lab-on-a-chip” and “point-of-care” (“LOC and POC”), highly portable analysis machinery for field, clinic and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release.

●	Accuracy: We believe our tests are more accurate than competitors’ and can detect more strains of viruses.

●	Exclusivity: CDI owns all patents and all intellectual property used in preparation of its tests.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable DNA-based diagnostics, which CDI plans to offer.

●	Low-cost Provider: We plan to keep the Company’s overhead low. Its platform technology obviates the need to pay patent royalties typically required of its competitors, which use patented test platforms to design their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, the Company anticipates that it can identify the best target markets, not only in high burden developing countries (HBDC’s) but also in developed nations.

●	Growth Industry Category: We believe that DNA testing is the fastest-growing segment of in-vitro diagnostic testing.

●	Combination Product Offering: CDI’s ultra-sensitive tests can be a well-designed match for a new generation of handheld and other small point-of-care devices now entering the market. Used together, these affordable tests and devices may revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multi-plexing: Our initial development efforts have demonstrated that our Co-Primer designed tests will be able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that generally occur in multiplexed tests.

Liquid Biopsy for Cancer Screening

The development of the liquid biopsy test will spur low cost testing in many developing countries. We believe that our liquid biopsy cancer screening shall be ready for testing in 2019 if we have sufficient development resources to dedicate to the project. Medical applications of our SNP detection technology can determine the presence of cancer cells or cell-free genetic material in a liquid or tissue biopsy, and to determine the distinct type of cancer involved. A real-life example of this includes being able to identify specific mutation(s) in genes linked to breast cancer in order to determine a patient’s prognosis, initiate the most effective and affordable treatment and to determine whether chemotherapy is necessary.

Our technology has for all practical purposes essentially eliminated, primer-dimers, which opens up some very unique applications for liquid biopsy for cancer detection. Our ability to multiplex the reaction in testing for several DNA targets allows technicians to detect multiple cancers as free-circulating DNA fragments or whole cells in a blood sample at the same time

Agricultural Applications

SNP detection is also used in the agricultural industry to identify variations in crop genomes to achieve improved seed viability and other desired characteristics, including drought resistance, disease resistance, pest resistance and higher yield.

In mid-2017, the Company was first approached by a large agribusiness to evaluate our ability to multiplex certain target genomes. The results of the development project have been to successfully demonstrate our ability to not only multiplex the target genomes, but targeted SNP’s as well. The project was undertaken in conjunction with the manufacturer of our CoPrimer tests. The results of the project encouraged the parent of our manufacturer to seek a world-wide licensing arrangement for our CoPrimers in the agricultural industry, which was completed in October 2018. Pursuant to the exclusive license for the agrigenomics industry, the licensee will pay us a royalty for all CoPrimers sold to the licensee’s customers. In January 2019, the licensee formally introduced the product at a large agricultural conference and has branded the product it will sell as BHQCoPrimers.

Additional Licensing and Assay Development In addition, the unique properties of our CoPrimer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next gen sequencing. Because of these unique characteristics of CoPrimers, research companies and institutions have requested that we design diagnostics to locate and identify uncommon gene sequences and SNPs and create tests for the target sequences in a multiplexed reaction. This application of our technology is in its beginning stages, but we believe that the results from our initial research indicate a significant step forward in defining the capabilities of our technology, which we believe can be translated to revenue producing licensing arrangements.

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc., in Utah on April 18, 2013. Our principal executive office is located 2401 S. Foothill Drive, Salt Lake City, Utah 84109. Our telephone number is (801) 438-1036. Our web address is http://codiagnostics.com.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of July 12, 2017, the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act”. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 2401 S. Foothill Drive, Salt Lake City, Utah 84109. We occupy the space at the executive offices under a lease, which expires January 31, 2020. The lease covers approximately 10,273 square feet of lab and office space leased at a rate of $14,086 per month. We have no other properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. To the best of our knowledge, the Company has no legal proceedings against it.

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

2019	HIGH	LOW
First Quarter (through March 15, 2019)	$3.77	$0.93

2018
First Quarter	$3.27	$1.45
Second Quarter	$6.66	$1.57
Third Quarter	$4.30	$2.60
Fourth Quarter	$3.10	$1.15

2017	HIGH	LOW
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$6.75	$3.50
Fourth Quarter	$6.85	$2.35

Holders

As of March 15, 2019, the last reported sales price reported on NASDAQ for our common stock was $1.15 per share. As of the date of this filing, we had approximately 429 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

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

Recent Sales of Unregistered Securities

On October 2, 2018, we issued 249,360 shares of our common stock to a Canadian corporation which had been a licensee of ours in consideration of changing our license agreement to a distributor agreement restricted to a single country and transferring to us all of the Canadian corporation’s sales and marketing contacts. In addition, we issued a warrant to the licensee to acquire up to 50,000 shares of our common stock at an exercise price of $2.00 per share. The warrant may be exercised at any time within five years of the grant date.

On December 27, 2018, we issued 6,000 shares of our common stock to a limited liability company in consideration of consulting services performed. The limited liability company is an accredited investor.

On December 27, 2018, we issued 3,000 shares of our common stock in consideration of consulting services performed by a limited liability company.

We relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof for each of these issuances.

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

Overview

Co-Diagnostics, Inc. (“Company,” or “CDI,”) is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications.

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to PCR test design (“Co-Primers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

Our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. Because we own our platform, we are able to accomplish this faster and more economically, allowing for wider margins while still positioning Co-Diagnostics to be a low-cost provider of molecular diagnostics and screening services.

The Company, a Utah corporation, is a molecular diagnostics company that has developed and intends to manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx device”).

In addition, continued development has demonstrated the unique properties of our Co-Primer technology that make them ideally suited to a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next gen sequencing.

Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI technologies are now protected by five granted or pending US patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which grants us the opportunity of selling diagnostic tests at a lower price than competitors, while generating a profit margin.

We may either sell or lease our portable labs to existing diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary tests to those laboratories and testing facilities.

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

Synbiotics will be reimbursed by the joint venture for some expenses, such as approximately $96,000 in rent for the manufacturing plant and office space. If the joint venture needs additional funding, it will be achieved through loans obtained by the joint venture, or if loans are not available on commercially reasonable terms, from capital contributions. There is no term to the joint venture agreement but it can be dissolved by mutual agreement or by one party upon a material breach by the other party. The manufacturing plant is completed and is scheduled to be ready for production in the second quarter of 2019. We have submitted technical files describing seven difference diagnostic tests to the Indian regulatory bodies requesting approval for those tests to be manufactured in our plant and sold in the Indian market. The joint venture is currently marketing our products in the Indian market and has sold approximately $200,000 of our probes and primers to various laboratories and other users to be used as Research Use Only tests in their facilities, which we anticipate will be the beginning of sales of our products in India.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO, including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of March 15, 2019, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

We have identified additional applications of the technology, which represent potential patents that further define specific applications of the processes that are covered by the original patents. We intend to continue building our intellectual property portfolio as development continues and resources are available.

We have copyrighted our development software that can be used by any lab or developer to develop diagnostic tests based on our technology. We have allowed one potential customer access to our development software and intend to sell customized reagents through that customer to labs serviced by that customer throughout the world. To date we have not sold any products to that customer.

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

Employees

We currently employ 20 full-time personnel at our executive offices and lab facilities in Salt Lake City, Utah, and two employees outside of Utah. We have engaged independent contractors in India to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

Government Regulation

We will be regulated by the U.S. Federal Drug Administration and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. Because our lab is ISO certified we are allowed to apply for CE-Marking, which will allow us to sell in most countries in Europe, South America and Asia. We currently have CE Marks issued for our tuberculosis test, our zika virus test, and a triplex test that tests for zika, dengue, and chikungunya simultaneously.

Properties

Our executive offices are located at 2401 S. Foothill Drive, Salt Lake City, Utah 84109. We occupy the space at the executive offices under a lease, which expires January 31, 2020. The lease covers approximately 10,273 square feet of lab and office space leased at a rate of $14,086 per month. We have no other properties.

Legal Proceedings

The Company has no legal proceedings and to the knowledge of management, no litigation has been threatened.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2018 and 2017

Table derived from audited financial statements	For the years ended
	December 31,	December 31,
	2018	2017

Net sales	$39,911	$7,662
Cost of sales	9,391	302
Gross profit	30,520	7,360

Operating expenses:
Selling and marketing	1,165,361	426,711
Administrative and general	3,570,786	3,095,791
Research and development	1,361,154	1,003,167
Depreciation and amortization	50,765	45,758
Total operating expenses	6,148,336	4,571,427
Total operating loss	(6,117,816)	(4,564,067)

Other expense:
Interest expense	(134,947)	(310,233)
Loss on extinguishment of debt	—	(2,072,365)
Net gain (loss) from investment in joint venture	(38,764)	(16,396)
Interest income	19,804	3,829
Total other expense	(153,907)	(2,395,165)

Loss before income taxes	(6,271,723)	(6,959,232)
Provision for income taxes	—	—
Net loss	$(6,271,723)	$(6,959,232)

Revenues

Sales of products in the twelve months ended December 31, 2018 was $700, which represented the initial sales of our diagnostic tests. In addition, we realized revenue from the sale of diagnostic equipment of $10,123 and had licensing revenue of $29,088 compared to no test revenue in the twelve months ended December 31, 2017, but had licensing revenue of $6,062, other service revenue of $1,000 and leased equipment revenue of $600.

Cost of Revenues and Gross Profit

Although we had licensing revenue in the twelve months ended December 31, 2018 and for the twelve months ended December 31, 2017, there were no costs associated with the license revenue. In addition, we recorded $9,200 of equipment costs of sales in 2018.

Operating Expenses

We incurred total operating expenses of $6,148,336 for the year ended December 31, 2018 compared to total operating expenses of $4,571,427 for the year ended December 31, 2017. The increase of $1,576,909 was due to an increase in general and administrative expense of $474,995, an increase in sales and marketing costs of $738,920, an increase of $357,987 in our research and development expenses and an increase in depreciation and amortization expense of $5,007.

Our general and administrative expenses increased $474,995 from $3,095,791 for the year ended December 31, 2017 to $3,570,786 for the year ended December 31, 2018. The increase was primarily the result of an increase of $417,549 in salaries and related benefits and an increase of $345,981in option and warrant expense reflecting the issuance of options to our employees and others. In addition, legal and professional fees increased $83,158 and directors’ fees increased $82,500, and regulatory expenses increased $52,636 all primarily incident to becoming a publically traded company. These increases were partially offset by a decrease in other professional services of $600,572

Our sales and marketing expenses for the year ended December 31, 2018 were $1,165,631 compared to sales and marketing expenses of $426,711 for the year ended December 31, 2017. The increase of $738,920 is due primarily to incurring a marketing expense of $497,208 related to acquisition of a distributor network and changing the licensee to a distributor with its territory restricted to one country. We also experience an increase of $118,950 in salaries and related benefits, and an increase of $44,091 in travel expenses, which were incurred as we increased our sales efforts.

Our research and development expenses increased by $357,987 from $1,003,167 for the year ended December 31, 2017 to $1,361,154 for the year ended December 31, 2018. The increase was primarily due to an increase of $119,789 in salaries and related benefits as we increased research and development activities. In addition, lab supplies consumed by the increased research activities increased $93,733 and consulting fees for research services increased by $70,754 and other professional services increased by $76,092 and building and lab rent increased by $58,093. The increase in expenses was partially offset by a reduction of $107,500 in technology license royalties.

Interest and Other Expense

Interest and other expense items decreased for the year ended December 31, 2018 by $2,241,258. In the year ended December 31, 2017 we recorded a loss on the extinguishment of debt incident to debt being retired following our initial public offering of $2,072,365, which expense was not repeated in the year ended December 31, 2018. In addition, we recorded interest expense of $310,233 in the year ended December 31, 2017 compared with interest expense of $134,947 in the year ended December 31, 2018. The decrease of $175,286 was primarily the result of having no debt outstanding for the first eight months of 2018 compared with our bridge financing being outstanding for approximately six months in 2017. We incurred expenses incident to our India joint venture of approximately $38,764 in 2018 compared to expenses for the joint venture of $15,115 for the year ended December 31, 2017.

Net Loss

We had net loss of $6,271,723 for the year ended December 31, 2018 compared to a net loss of $6,959,232 for the year ended December 31, 2017. The decrease in net loss for the year ended December 31, 2018 compared to the year ended December 31, 2017 was $687,509 resulted primarily from the loss on extinguishment of debt in 2017 of $2,072,365 being partially offset by increased operating expenses of $1,576,909 in 2018 explained in more detail above.

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

At December 31, 2018, we had cash and cash equivalents of $950,237, total current assets of $1,051,913, total current liabilities of $2,351,983 and total stockholders’ deficit of $1,058,811. At December 31, 2017, we had cash and cash equivalents of $3,534,454, total current assets of $4,451,874, total current liabilities of $628,256 and total stockholders’ equity of $3,850,524.

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

We experienced negative cash flow used in operations during the twelve months ended December 31, 2018 of $4,080,036 compared to negative cash flow used in operations for the twelve months ended December 31, 2017 of $3,211,401. In addition, we used $153,000 of our cash in financing transactions and used $339,000 in contributions to our joint venture in India. The negative cash flow in 2018 was met by cash reserves from the issuances of common stock incident to the completion of our initial public offering and in August 2018, we issued short term debt to an individual in the principal amount of $2.0 million that bore interest of 9% per annum and matured on July 31, 2019, which was converted to Series A Preferred Stock in January 2019. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Until our operations become profitable, we will continue to rely on proceeds received from our public offerings of stock. In August 2018 we filed a shelf registration of our securities with the SEC and in September 2018 it was declared effective. In February 2019 we completed the registered direct offering described above pursuant to that registration. We expect additional investment capital to come from (i) additional issuances of our common stock pursuant to our S-3 shelf registration with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $385,000 per month during the year ended December 31, 2018. Our operating expenses increased significantly upon completion of our initial public offering as we increased development and sales activities in furtherance of our business plan. We did not have sufficient capital resources at December 31, 2018 to fund our negative cash flow for the next year without raising additional capital and therefore in January 2019 we completed a registered direct offering to fund operations until we commence sales of products. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to one of the investors. The investors may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the investors and their affiliates of more than 4.99% of the issued and outstanding Common Stock of the Company.

On February 4, 2019, we completed the sale of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares was $5,496,002 and we received net proceeds after offering costs of $4,996,322.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Revenue has commenced in 2019 and our need for additional investment will depend on the amount of revenue generated. At our current level of operating expenditures, we have sufficient cash to fund operations for the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Co-Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Co-Diagnostics, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 29, 2019

We have served as the Company’s auditor since 2016

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS:
Current Assets
Cash and cash equivalents	$950,237	$3,534,454
Accounts receivable ,net	13,420	—
Inventory	18,153	9,068
Prepaid expenses	70,103	908,352
Total current assets	1,051,913	4,451,874

Property and equipment, net	156,138	165,567
Investment in joint venture	345,121	44,885
Total other long-term assets	501,259	210,452

Total assets	$1,553,172	$4,662,326
LIABILITIES AND STOCKHOLER’S EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$148,967	$40,819
Accrued expenses	174,444	96,645
Accrued expenses (related party)	120,000	480,000
Current notes payable net of $91,428 and $0 discount, respectively	1,908,572	—
Deferred income current	—	10,792
Total current liabilities	2,351,983	628,256

Long-term Liabilities
Accrued liabilities (related-party)	260,000	—
Deferred income long-term	—	183,546
Total long-term liabilities	260,000	183,546
Total liabilities	2,611,983	811,802

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 100,000,000 shares authorized; 12,923,383 and 12,317,184 shares issued and outstanding, respectively.	12,923	12,317
Preferred stock, $.001 par value, 5,000,000 shares authorized	—	—
Additional paid-in capital	17,622,433	16,260,651
Accumulated deficit	(18,694,167)	(12,422,444)
Total stockholders’ equity (deficit)	(1,058,811)	3,850,524

Total liabilities and stockholders’ equity (deficit)	$1,553,172	$4,662,326

See accompanying notes to consolidated financial statements

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the years ended
	December 31,
	2018	2017

Net sales	$39,911	$7,662
Cost of sales	9,391	302
Gross profit	30,520	7,360

Operating expenses:
Selling and marketing	1,165,631	426,711
Administrative and general	3,570,786	3,095,791
Research and development	1,361,154	1,003,167
Depreciation and amortization	50,765	45,758
Total operating expenses	6,148,336	4,571,427
Total operating loss	(6,117,816)	(4,564,067)

Other expense:
Interest expense	(134,947)	(310,233)
Interest income	19,804	3,829
Loss on extinguishment of debt	—	(2,072,365)
Net loss from investment in joint venture	(38,764)	(16,396)
Total other expense	(153,907)	(2,395,165)

Loss before income taxes	(6,271,723)	(6,959,232)
Provision for income taxes	—	—
Net loss	$(6,271,723)	$(6,959,232)

Net loss per share – basic and diluted	$(0.50)	$(0.63)

Weighted average shares – basic and diluted	12,484,617	10,960,326

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Retained Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2016	9,882,395	$9,882	$2,458,744	$(5,463,212)	$(2,994,586)

Stock issued for cash, net of offering costs of $1,093,268	1,178,533	1,179	5,976,745	—	5,977,924

Stock issued for debt retirement	857,047	857	5,791,603	—	5,792,460

Stock-based compensation	399,209	399	2,033,559	—	2,033,958

Net loss	—	—	—	(6,959,232)	(6,959,232)

Balance, December 31, 2017	12,317,184	12,317	16,260,651	(12,422,444)	3,850,524

Stock issued for exercise of warrants	272,727	273	29,727	—	30,000

Stock-based compensation	333,472	333	1,332,055	—	1,332,388

Net loss	—	—	—	(6,271,723)	(6,271,723)

Balance, December 31, 2018	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,271,723)	$(6,959,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,765	45,758
Stock based compensation	1,332,388	2,033,958
Accretion of notes payable discount	—	84,101
Loss on extinguishment of debt	—	2,072,365
Other losses	38,764	16,396
Changes in assets and liabilities:
Increase (decrease) deferred income	(194,338)	194,338
Decrease (increase) in prepaid and other assets	900,666	(698,389)
Increase in accounts receivable	(13,420)	—
Increase in inventory	(9,085)	(9,068)
Increase in accounts payable and accrued expenses	85,947	8,372

Net cash used in operating activities	(4,080,036)	(3,211,401)

Cash flows from investing activities:
Purchase of property and equipment	(41,336)	(129,306)
Investment in joint venture	(339,000)	(60,000

Net cash used by investing activities	(380,336)	(189,306)

Cash flows from financing activities:
Proceeds from equity financing	—	7,071,192
Offering costs from equity financing	—	(1,093,268)
Proceeds from warrant exercise	30,000	—
Proceeds from debt financing	2,000,000	—
Debt financing acquisition costs	(153,845)	—
Principal payments on debt (related party)	—	(41,500)

Net cash provided by financing activities	1,876,155	5,936,424

Net increase (decrease) in cash	(2,584,217)	2,535,717

Cash and cash equivalents beginning of period	3,534,454	998,737

Cash and cash equivalents end of period	$950,237	$3,534,454

Supplemental disclosure of cash flow information:
Interest paid	$71,000	$73,523
Income taxes paid	$—	$—

Schedule of non-cash (investing) and financing activities:
Common stock issued for convertible debt	$—	$5,792,460

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

We entered into a joint venture agreement with a company in India for the purpose of setting up a manufacturing location in India of our products and for distribution of our products in India. We invested $339,000 and $60,000 in 2018 and 2017, respectively for our 50% interest in the joint venture. We determined that we had a variable interest in the joint venture company, which is considered a variable interest entity, but that we were not the primary beneficiary as the power to direct the significant activities of the joint venture company are shared. Therefore, we used the equity method of accounting to record our investment in the joint venture. Our equity method investees are recorded in other long-term assets in the accompanying consolidated balance sheet. Our share of earnings or losses from equity method investees is included in other losses in the accompanying consolidated statements of operations.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.

Profits from the joint venture shall be divided as follows:

Profit Level	CDI Share	Partner Share

Up to $1,000,000	50%	50%
$1,000,000-$2,000,000	60%	40%
$2,000,000-$3,000,000	70%	30%
Above $3,000,000	80%	20%

The joint venture partner will be reimbursed for some expenses, such as approximately $96,000 per year for office space. If the joint venture needs additional funding, it will be achieved through loans obtained by the joint venture, or if loans are not available on commercially reasonable terms, from capital contributions. There is no term to the joint venture agreement but it can be dissolved by mutual agreement or by one party upon a material breach by the other party.

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

Significant Account Policies

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, and highly liquid investments to be cash equivalents. At December 31, 2018, the Company had $700,237 in bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2017, the Company had $3,284,454 in bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. Included in cash and cash equivalents at December 31, 2017, was $2,200,288 in short-term federally insured certificates of deposits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the years ending December 31, 2018 and 2017, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. As of December 31, 2018, and 2017, there were 1,656,242 and 1,028,969 potentially dilutive shares, respectively.

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

Research and Development

Research and development costs are expensed when incurred. The Company expensed $1,361,154 and $1,003,167 of research and development costs for the years ended December 31, 2018 and 2017, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the diagnostic testing technology, and are amortized on a straight-line basis over their useful life of approximately 20 years. Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO, including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of March 15, 2019, we had two additional patents pending in the U.S. and foreign counterpart applications. While we are unsure whether we can develop the technology in order to obtain the full benefits of the issued patents, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from April 2013 forward.

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined by using cash flow analyses and other market valuations. After our review at December 31, 2018, it was determined that no adjustment was required.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. This update was issued with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public EGC companies like us. The update did not have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional revenue recognition updates were also issued in 2016 and 2017, which further clarified certain aspects of the new revenue recognition guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018, for public EGC companies like us. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted the modified retrospective method. The update did not to have a significant impact on the Company’s financial statements.

NOTE 2: NOTES PAYABLE

The recorded value of our notes payable (net of $91,428 debt discount) for the years ending December 31, 2018 and 2017, were as follows:

	December 31, 2018	December 31, 2017
Notes payable, net of debt discount
Robert Salna Promissory Note Payable	1,908,572	—
Total	1,908,572	—
Less Current Portion	(1,908,572)	—
Total Long-term	$—	$—

Robert Salna Promissory Note

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

The Note bears interest at the rate of nine percent (9.0%) per annum, payable quarterly in arrears. The maturity date of the Note is July 31, 2019. All unpaid principal and accrued interest on the Note will become due and payable on the maturity date. The Note is unsecured and provides for a default interest rate of eighteen percent (18.0%) per annum. The note is repayable in Canadian dollars with a minimum of 2.6 million in Canadian dollars due at maturity, at December 31, 2018 if the note had been retired the company would have paid the $2,000,000 principal amount. For the 12 months ended December 31, 2018, we included $71,000 in interest expense. We incurred $153,845 in note origination costs which are being accreted of the life of the note. For the 12 months ended December 31, 2018 we included $62,417 in interest expense for the accretion these note origination costs.

At December 31, 2017 we had no outstanding notes payable. However, for the 12 months ended December 31 2017, we included $310,233 of interest expense for notes outstanding prior to December 31, 2017.

NOTE 3: STOCK-BASED COMPENSATION

Stock Incentive Plans

Under the Co-Diagnostics, Inc. 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options, share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units to employees and directors and non-qualified stock options to consultants of the company. Options generally expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant with the first 1/3 vesting on the grant date. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. The Company has used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on market-based implied volatility. The 2015 Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the 2015 Plan at December 31, 2018 was 4,827,293.

Stock Options

There were 850,000 and 61,335 options granted in the years ended December 31, 2018 and 2017, respectively. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the option. The fair values for the options granted were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Risk free interest rate	2.95%	1.53%
Expected life (in years)	5.5	5.0
Expected volatility	47.75%	95.24%
Expected dividend yield	0.00%	0.00%
Stock price	$2.63	$3.85

The weighted average fair value of options granted during the years ended December 31, 2018 and 2017 was $1.24 and $1.59, respectively.

Included in stock-based compensation for the 12 months ended December 31, 2018, the Company recognized expense of $468,240 recorded in our general and administrative department for 850,000 options granted to nine employees.

Included in stock-based compensation for the year ended December 31, 2017, the Company recognized expense of $122,259 recorded in our general and administrative department (i) $97,474 for 61,335 options granted to three members of our board of directors and (ii) $24,785 for options vesting which had been granted prior to January 1, 2017.

The following table summarizes option activity during the years ended December 31, 2018 and December 31, 2017, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	261,372	$0.55	$0.49	8.63
Options granted	61,335	3.85	1.59	4.60
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	322,707	$1.29	$0.70	7.05

Options granted	850,000	2.63	1.24	9.73
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2018	1,172,707	$2.23	$1.09	8.72

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

There were 50,000 and 595,133 warrants issued in the years December 31, 2018 and 2017, respectively. The fair values for the warrants issued were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Risk free interest rate	2.94%	1.89%
Expected life (in years)	5.0	4.7
Expected volatility	47.95%	46.80%
Expected dividend yield	0.00%	0.00%
Stock price	$2.41	$2.98

The weighted average fair value of warrants issued during the years ended December 31, 2018 and 2017 was $1.22 and $1.74 per share, respectively.

In the year ended December 31, 2018, the Company included $61,100 in our sales and marketing department for 50,000 warrants issued to 1 company as part of the repurchasing of a market licensing agreement, as stock-based compensation.

Included in stock-based compensation for the year ended December 31, 2017, the Company recognized expense of $256,199 recorded in our general and administrative department for 297,727 warrants issued to 2 companies for services rendered.

The following table summarizes warrant activity during the years ended December 31, 2018 and 2017, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	111,129	$8.25	$0.11	4.91
Warrants issued	595,133	2.91	1.74	4.28
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	706,262	$3.27	$1.48	4.22

Warrants issued	50,000	2.00	1.22	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	272,727	0.11	0.54	3.39

Outstanding at December 31, 2018	483,535	$4.92	$1.99	3.29

The following table summarizes information about stock options and warrants outstanding at December 31, 2018.

	Outstanding			Exercisable
Range of		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.55	261,372	6.63	$0.55	261,372	$0.55
2.00-3.85	986,335	8.94	2.66	419,668	2.70
5.10-7.20	408,535	3.08	5.46	408,535	5.46
$0.55-7.20	1,656,242	7.13	$3.02	1,089,575	$3.22

Common Stock

In the year ended December 31, 2018, the Company issued 606,199 shares of our common stock as follows: 1) 272,727 shares for the exercise of outstanding warrants for $30,000 in cash, 2) 84,112 shares valued at $202,090 to 4 companies for consulting services, in our general and administrative department and, 3) 249,360 shares valued at $600,958 issued to 1 company as part of the repurchasing of a market licensing agreement in our sales and marketing department.

In the year ended December 31, 2017, the Company issued 399,209 shares of our common stock valued at $1,655,500 to 4 companies for consulting services, as stock-based compensation. For the year ended December 31, 2017, the Company recognized expense of $813,229 in our general and administrative department for to-date services rendered.

Total unrecognized stock-based compensation was $585,311 at December 31, 2018 which the Company expects to recognize as follows:

Year	Amount
2019	$351,180
2020	234,131
Total	$585,311

NOTE 4: LEASE OBLIGATIONS

Our offices are located at 2401 S Foothill Dr. Suite D Salt Lake City Utah 84109-1479. The space consists of approximately 10,273 square feet and is leased under a multi-year contract a rate of $14,086 per month expiring on January 31, 2020. For the years December 31, 2018 and 2017, the Company expensed $166,146 and $53,132, respectively for rent. The Company’s future lease rent obligation is as follows:

Year	Amount
2019	$169,033
2020	14,086
Total	$218,119

NOTE 5: RELATED PARTY TRANSACTIONS

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the years ended December 31, 2018 and 2017, the Company paid $100,000 and $170,000, respectively for this license agreement. For the year ended December 31, 2017, the Company included $107,500 as an expense for this license agreement in research and development.

The Company financed operations partly through short term loans with related parties and through the deferral of payment to related parties for expenses incurred. At December 31, 2018, and 2017 the Company had $480,000 and $380,000 respectively, in unpaid accrued expenses for technology royalties payable to Dr. Satterfield

NOTE 6: EQUITY

2018

For the year ended December 31, 2018, the Company issued warrants to purchase 50,000 shares of our common stock with a weighted average exercise price of $2.00 with an aggregate value of $61,100 to 1 company as part of the repurchasing of a market licensing agreement, as stock-based compensation.

In the year ended December 31, 2018, the Company issued 606,199 shares of common stock as follows: (i) 272,727 shares for the exercise of warrants, (ii) 249,360 shares for the repurchasing of a market licensing agreement, and (iii) 84,122 shares for services rendered.

On December 28, 2018 the Company amended it’s Articles of Incorporation to authorized two classes of stock, Common Stock and Preferred Stock. The total number of shares which the company is authorized to issue is 105,000,000 shares, 100,000,000 shares shall be Commons Stock, par value $.001 and 5,000,000 shares shall be Preferred Stock, par value $.001.

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

NOTE 7: INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets
NOL carry-forward	$3,841,400	$2,537,300
Sec 179 carry-forwards	1,600	1,600
Depreciation	9,500	2,500

Valuation allowance	(3,852,500)	(2,541,400)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017

Book loss	$(1,630,600)	$(1,809,400)
Depreciation	(3,000)	4,900
Meals and entertainment	400	1,100
Other non-deductible expenses	356,500	359,300
Change in valuation allowance	1,276,700	1,444,100
	$—	$—

At December 31, 2018, the Company had net operating loss carry-forwards of approximately $14,775,000 that may be offset against future taxable income from the year 2019 through 2035. No tax benefit has been reported in the December 31, 2018 and 2017, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Additionally, DNA Logix, Inc. is a pass-through entity and therefore no provision or liability for federal income tax has been included in the consolidated financial statements for that entity.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy on the classification of interest and penalties related to income taxes is to recognize the interest and penalties in the period incurred. There were no penalties or interest incurred for the years ending December 31, 2018 and 2017, related to income taxes.

NOTE 8: SUBSEQUENT EVENTS

On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to one of the investors. The investors may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the investors and their affiliates of more than 4.99% of the issued and outstanding Common Stock of the Company.

On February 4, 2019, we completed the sale of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares was $5,496,002 and we received net proceeds after offering costs of $4,996,322.

On March 7, 2019, we issued 166,667 shares of our common stock to an individual who converted 2,000 shares of our Series A Preferred Stock to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to assess the effectiveness of our disclosure controls and procedures. As of the end of the period covered by this annual report on Form 10-K our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management’s assessment was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could result in a material misstatement of accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. The Company plans to hire, in the second quarter of 2019, consultants with the necessary technical accounting expertise to improve the Company’s accounting processes and internal control program.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
Dwight H. Egan	64	Chief Executive Officer, President and Chairman of the Board
Brent Satterfield	42	Chief Science Officer and Director
Reed L Benson	72	Chief Financial Officer and Secretary
Edward J. Borkowski	59	Director
Frank J. Kiesner	74	Director
Richard S. Serbin	74	Director

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

Edward Borkowski joined our Board of Directors in May 2017. He was appointed Executive Vice President April 18, 2018 and Interim Chief Financial Officer effective June 6, 2018 of Mimedx, an advanced wound care and late stage biologics company. He served as the Chief Financial Officer of ACETO Corporation, an international company engage in the development, marketing, sales and distribution of pharmaceutical products from February 2018 to April 2018 and from May 2015 to April 2018 he held several executive level positions with Concordia International Corp., an international specialty pharmaceutical company including Chief Financial Officer and Executive Vice President. From 2013 to 2016 he served as Chief Financial Officer at Amerigen Pharmaceuticals, a pharmaceutical company focused on generic products, and from 2012 to 2013 as Chief Financial Officer at ConvaTec, an international medical products and technologies company. He is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs. He currently also serves on the boards of AzurRx BioPharma (Nasdaq: AZRX) and Acacia Pharma Group, Plc (EPA: ACPH), and during the previous five years also served on the board of WhereverTV (OTCMKTS: TVTV). Mr. Borkowski holds a Bachelor of Science in Economics and Political Science from Allegheny College and a Master in Business Administration in Finance and Accounting from Rutgers University.

Frank J. Kiesner joined our Board of Directors in May 2017 and is the founder of several companies in the medical diagnostic field. Mr. Kiesner is the Chairman and Chief Executive Officer of OvaGene Oncology, Inc., a molecular diagnostics company which he founded in 2008. OvaGene Oncology, Inc. provides gene-based assays to assist physicians/gynecologic oncologists in the diagnosis, radiation and chemotherapy, prognosis, and therapy selection of gynecologic cancers in women. Mr. Kiesner served as Chairman, President and CEO of Oncotech Inc. for 17 years until its acquisition by Exiqon in 2008. Oncotech became the leading company in the USA and Europe in the field of individualizing cancer treatment and drug selection. Mr. Kiesner was previously a partner at Northstar Ventures, General Counsel and Treasurer of public-company ADC Telecommunications, and President of ADC Corporation’s Magnetic Division. He served on multiple committees and boards for the American Laboratory Association and has extensive experience in the regional, federal and congressional workings of health care reimbursement. Working with Congressman Bill Thomas, Chairman of the Congress’s Ways and Means Sub-Committee on Health, Mr. Kiesner was the leading force behind the passage of the “Patients Benefit Improvement Act Of 1999” which rewrote the new technology approval and patient- provider appellate process for the Medicare and other federal Statutory Programs. Mr. Kiesner obtained his J.D. from the University of Minnesota School of Law. Mr. Kiesner’s experience running diagnostic companies, especially companies in the molecular diagnostic field, will be invaluable to the Board of Directors and our company.

Richard S. Serbin, who joined our Board of Directors in May 2017, currently serves as a consultant to many companies in the healthcare industry. He was the President of Corporate Development and In-House Legal Counsel at Life Science Institute, LLC, from June 1, 2013 to July 15, 2014. Mr. Serbin is a global strategy advisor, pharmacist and entrepreneur with credentials both in pharmacy and law, complemented by more than 40 years of service as an FDA regulatory attorney and patent attorney in the healthcare industry. He was appointed to the Advisory Board of Cure Pharmaceutical in January 2017 and has been a Member of Advisory Board at Prime Access, Inc. since September 2015. Mr. Serbin has been a Director at Rapid Nutrition Plc since November 18, 2014. He served as Director at Viropro Inc. from May 2013 to June 2014. He was Head of Business Advisory Board at Mazal Plant Pharmaceuticals Inc. from October 2006 to September 2007 and also served as its Member of Business Advisory Board. He served as Chief Executive Officer of Optigenex Inc. from July 2002 to September 15, 2005 and a director from July 2004 to September 2005. From January 1999 until July 2002 Mr. Serbin served as a consultant to various pharmaceutical companies. He served as the President of Bradley Pharmaceuticals. He served as Vice President of Corporate Development at Ortho Pharmaceuticals, a Johnson & Johnson subsidiary, and practiced Patent and FDA law at Revlon Johnson & Johnson and Schering-Plough. He served as Patent Attorney for Schering Plough Corporation and Chief FDA Counsel for Revlon Corporation and Johnson and Johnson Corporation. Subsequently, he worked at Revlon Corporation, as its Chief Food, Drug and Cosmetic Counsel. He founded Radius Scientific Corporation. He was J&J’s Vice President of Corporate Development, and later led a successful public offering venture based on technology developed at Stanford Medical School. Mr. Serbin spent a large portion of his career focusing on international markets and clients. While at J&J, Mr. Serbin served on the Board of Directors of 16 US and international subsidiary companies, including Ethicon, Ortho, J&J Consumer Products, Pittman-Moore, Mc Neil, and J&J Development Corporation. He worked on multiple international acquisitions and strategic relationships, and sat on the Board of Directors of several of its international subsidiaries, including those in India, Hong Kong, Japan, Taiwan, Germany, and England. Mr. Serbin has a B.S. and a B. Pharmacy from Rutgers University and Rutgers University College of Pharmacy, a J.D. degree from Seton Hall Law School and a Masters Degree in Trade Regulations and Law from NYU Law School. Mr. Serbin’s experience in business, law and medicine and knowledge gained as an advisor to the healthcare industry will be critical to our Board of Directors as it commercializes its products.

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

To our knowledge, and based on representations from our directors and executive officers, during the year ended December 31, 2018, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions. A copy of the code of ethics is included on our website at www.codiagnostics.com.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Throughout this section, the individuals who served as our chief executive officer and chief financial officer during 2017 and 2018 are collectively referred to as the “named executive officers.”

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

Company Performance. Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers. In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2018 and 2017 including the following: (a) Development Milestones, (b) Financial Milestones and (c) Sales and Marketing Milestones.

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

In making compensation decisions, the compensation committee compares each element of total compensation against companies referred to as the “compensation peer group.” The compensation peer group is a group of companies that the compensation committee selected from readily available information about small companies engaged in similar businesses and with similar resources. The compensation committee selected these companies from research on its own and with limited consultation with outside consultants given the size of the company and its resources to retain such experts. The types of companies selected for the peer group included publically-traded technology development companies in the diagnostic testing industry. Since there are relatively few companies in the rather narrow field of diagnostic testing the comparisons were limited to those that are publically traded whose financial information could be readily accessed. The compensation committee determined these companies were appropriate for inclusion in the peer group because of the similar nature of their businesses and their general stage of development and financial resources.

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

Stock Option Plans

Under our 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company. Options expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a two-year vesting schedule upon the anniversary date of the grant. Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We continue to maintain and grant awards under the 2015 Plan which will remain in effect its expiration by its terms. The number of unissued stock options authorized under the 2015 Plan at December 31, 2018 was 4,827,293.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2018, 2017 and 2016. When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

				Option	All
Name and		Salary	Bonus	Awards	Other	Total
Principal Position	Year	($)	($)	($)	Compensation	($)

Dwight H. Egan	2018	$275,000	$12,500	$186,000	$—	$463,500
President & Chief Executive Officer (1)	2017	195,000	15,000	—	—	210,000
	2016	23,750	—	—	—	23,750

Reed L Benson	2018	$200,000	$10,000	$155,000	$—	$365,000
Chief Financial Officer and Secretary (2)	2017	195,000	10,000	—	—	205,000
	2016	—	—	—	—	—

Brent Satterfield	2018	$237,500	$—	$—	$—	$237,500
Chief Technology Officer (3)	2017	159,300	—	—	—	159,300
	2016	81,096	—	—	—	81,096

(1)	The amounts shown in the salary column for 2016 reflects amounts paid by the Company to Reagents, LLC that were specifically designated as compensation for Mr. Egan.

(2)	Mr. Benson is a member of Legends Capital Group, LLC, which received consulting income from the Company in 2016. However, Mr. Benson did not receive any of the funds received by Legends Capital Group from the Company.

(3)	Dr. Satterfield also received royalties from the Company in the amount of $2,500 in 2016, $170,000 in 2017 and $100,000 in 2018 pursuant to a technology license agreement that was amended in January 2017 to terminate the ongoing royalties and the payments in 2017 and 2018 reduced accrued royalties.

Other Compensation

We do not have any non-qualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of shares or Units of Stock that have not Vested ($)	Number of Unearned shares, units or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Dwight H. Egan	50,000	100,000	2.63	01/15/2025	—	—	—	—
Reed L Benson	41,667	83,333	2.63	01/15/2025	—	—	—	—

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

Our non-employee directors generally receive fees of $35,000 per year, paid quarterly, $10,000 per year for serving as chairman of any Board committee and $5,000 for serving as a member of other Board committees. In addition, each director receives an initial grant of stock options to purchase 20,455 shares (thereafter annual grants of 4,545 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant. The board approved and the non-employee directors accepted the 2018 compensation set forth in the director summary compensation table below. In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board. The chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

Director Summary Compensation Table

The table below summarizes the compensation paid or accrued by us to our directors for the fiscal year ended December 31, 2018.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)	Options/Awards ($)	Restricted Stock Units ($)	Total ($)
Dwight H. Egan (1)	$—	—	$—	$—
Dr. Brent Satterfield (1)	—	—	—	—
Frank Kiesner	$55,000	$—	—	$55,000
Richard Serbin	55,000	—	—	55,000
Edward J. Borkowski	55,000	—	—	55,000

(1)	Messers Egan and Satterfield receive no compensation for serving as a director, but are compensated in their capacity as Company President and Chief Science Officer, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 19, 2019, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of the date of this Annual Report. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 17,015,766 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 19, 2019.

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

Name and Address of Beneficial Owner Officers and Directors	Title	Beneficially	Percent of Class

Dwight H. Egan (1)(2)	Chief Executive Officer, President and Chairman	50,000	*
Reed L. Benson (1)(3)	Chief Financial Officer and Secretary	41,667	*
Dr. Brent Satterfield (1)(7)	Chief Science Officer and Director	1,359,794	8%
Edward J. Borkowski	Director	20,455	*
Frank J. Kiesner	Director	20,455	*
Richard S. Serbin	Director	20,455	*

Officers and Directors as a Group (total of 6 persons)(4)		1,512,826	9%

5% Stockholders
Legends Capital Group, LLC (5)		1,266,784	7%

Reagents, LLC (6)		1,746,796	10%

* less than 1%

(1)	The address is 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109.
(2)	Includes presently exercisable options to acquire 50,000 shares of common stock.
(3)	Includes presently exercisable options to acquire 41,667 shares of common stock.
(4)	Includes presently exercisable options to acquire a total of 153,032 shares of common stock held by all directors and executive officers.
(5)	Legends Capital Group, LLC, with an address of 782 E Foothill Drive, Draper, Utah 84020, is beneficially owned by Jason Briggs, who has voting power of the stock. Reed Benson, an officer of the Company, owns an 11% equity interest in Legends Capital Group, LLC.
(6)	Reagents, LLC, with an address of 8160 S. Highland Drive, Salt Lake City, UT 84093, is beneficially owned by Seth Egan.
(7)	The shares owned by Dr. Satterfield are subject to pending litigation regarding a loan and pledge agreement with lenders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its CoPrimer (“License”) technology with Dr. Satterfield, a member of our Board of Directors. The amendment provides in part that all royalties under the License cease as of January 1, 2017, and we began in January 2017 to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the year ending December 31, 2017, the Company included $107,500 as an expense for this license agreement in research and development. In 2017 and 2018, we paid Dr. Satterfield $170,000 and $100,000, respectively, in payment of the accrued royalties.

We paid consulting fees to a company who is also a significant shareholder. The shareholder was paid a total of $75,000 in 2017 for expenses accrued in 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2018	2017
Audit fees	$67,650	$96,531
Audit-related fees	—	—
Tax fees	2,913	—
All other fees	—	—
Total	$70,563	$96,531

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2018 and our annual report for 2107. In addition, the fees for 2017 included fees associated with our registration statement under the Securities Act of 1933, as amended, filed with the SEC. All audit fees incurred during 2018 were pre-approved by the audit committee. All audit fees incurred during 2017 were pre-approved by our Board of Directors.

Tax fees included fees associated with tax compliance and tax consultations. All tax fees incurred during 2018 were pre-approved by the audit committee. All tax fees incurred during 2017 were pre-approved by our Board of Directors.

The audit committee has adopted a policy that requires advance approval of all services performed by the independent auditor when fees are expected to exceed $15,000. The audit committee has delegated to the audit committee chairman, Mr. Borkowski, authority to approve services, subject to ratification by the audit committee at its next committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Number Description

1.1	Underwriting Agreement (5)

3.1	Articles of Incorporation (1)

3.1.1	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

5.1	Legal Opinion of Carmel, Milazzo & DiChiara LLP (6)

10.1	Subscription Agreement between Co-Diagnostics, Inc. and CoDiagnostics, Ltd., dated April 30, 2013 (1)

10.1.1	Amendment to Subscription Agreement between Co-Diagnostics, Inc. and CoDiagnostics, Ltd., dated May 1, 2015 (1)

10.2	Exclusive Agreement between Co-Diagnostics, Inc. and DNA Logix, Inc., dated April 18, 2014 (1)

10.3	Stock Exchange Agreement among Co-Diagnostics, Inc., DNA Logix, Inc., and the Shareholders of DNA Logix, Inc., dated January 22, 2015 (1)

10.4	Revolving Line of Credit Promissory Note between Co-Diagnostics, Inc. and Co-Diagnostics, LTD, dated August 1, 2015 (1)

10.5	10% Convertible Note between Co-Diagnostics, Inc. and Robert Salna for $200,000, dated September 1, 2016 (1)

10.6	Exclusive License Agreement between Co-Diagnostics, Inc. and Watermark Group Inc., dated October 13, 2016 (1)

10.7	Securities Purchase Agreement with Exhibits between Co-Diagnostics and Senior Holders, dated December 12, 2016 (1)

10.7.1	Form of Amendment Agreement (6)

10.7.2	Form of Second Amendment Agreement

10.8	Securities Purchase Agreement with Exhibits between Co-Diagnostics and Beaufort Capital Partners, LLC, dated December 12, 2016 (1)

10.9	2015 Long-Term Incentive Plan (2)

10.10	Subscription Agreement between Co-Diagnostics and Co-Diagnostics, Ltd. for 454,545 shares of Co-Diagnostic’s common stock, dated April 20, 2013 (3)

10.11	Subscription Agreement between Co-Diagnostics and Prosperity Investments for $100,000, dated June 2014. (3)

10.12	12% Convertible Note between Co-Diagnostics, Inc. and Beaufort Capital Partners, LLC for $500,000, dated May 15, 2015 (3)

10.13	Form Revolving Line of Credit Promissory Note between Co-Diagnostics and Turks and Caicos Limited Company, Pine Valley Investments, LLC, Clavo Rico Incorporated, Legends Capital Group, LLC, Hamilton Mining Resources, Inc., and Machan 1988 Property Trust. (3)

10.13.1	Amendment to 12% Revolving Line of Credit Promissory Note, dated August 1, 2015, between Co-Diagnostics and Co-Diagnostics, Ltd., for $750,000, dated September 14, 2016. (3)

10.13.2	Amendment to 12% Revolving Line of Credit Promissory Note, December 30, 2015, between Co-Diagnostics and Pine Valley Investments, LLC for $100,000, dated September 14, 2016. (3)

10.13.3	Amendment to 12% Revolving Line of Credit Promissory Note, February 22, 2016, between Co-Diagnostics and Clavo Rico Incorporated for $10,000, dated September 14, 2016. (3)

10.13.4	Amendment to 12% Revolving Line of Credit Promissory Note, March 1, 2016, between Co-Diagnostics and Legends Capital Group, LLC for $100,000, dated September 14, 2016. (3)

10.13.5	Amendment to 12% Revolving Line of Credit Promissory Note, May 15, 2016, between Co-Diagnostics and Hamilton Mining Resources, Inc. for $75,000, dated September 14, 2016. (3)

10.13.6	Amendment to 12% Revolving Line of Credit Promissory Note, May 30, 2016, between Co-Diagnostics and Machan 1988 Property Trust for $50,000, dated September 14, 2016. (3)

10.13.7	Form Second Amendment to 12% Revolving Line of Credit Promissory Note Due 2017 between Co-Diagnostics, Inc. and CoDiagnostics, Ltd., Pine Valley Investments, LLC, Clavo Rico Incorporated, Legends Capital Group, LLC, and Hamilton Mining Resources, Inc. (4)

10.13.8	Form of Indemnification Agreement. (4)

10.14	Form 8.5% Convertible Note between Co-Diagnostics and Legends Capital Group, LLC for $100,000, dated November 12, 2015 and R. Phillip Zobrist for $100,000, dated December 1, 2015. (3)

10.15	Form 10% Convertible Note between Co-Diagnostics and Legends Capital Opportunity Fund, LLC for $15,000, DAV Capital Management Corp. for $15,000, April Kameka for $40,000, and Mark Kovacic for $50,000. (3)

10.16	Shareholders’ Agreement between Co-Diagnostics and Synbiotics Limited, dated January 27, 2017. (3)

10.17	Amended Exclusive License Agreement between Co-Diagnostics, Brent Satterfield, and DNA Logix, Inc., dated January 1, 2017. (3)

10.18	Stock Purchase Agreement between Co-Diagnostics and Ted Murphy for 1,800,000 shares of Watermark Group, Inc.’s common stock, dated September 22, 2016. (3)

10.19	Non-Interest Bearing Note between Co-Diagnostics and Zika Diagnostics, Inc. f/k/a/ Watermark Group, Inc. for $445,000, dated March 20, 2017. (3)

10.20	Mutual Rescission Agreement of the Stock Purchase Agreement, dated September 22, 2016, and the License Agreement, dated October 13, 2016, between Co-Diagnostics, Robert Salna, and Ted Murphy, dated March 30, 2017. (3)

14.1	Code of Ethics of the Company

21.1	Subsidiaries of Registrant (1)

23.1	Consent of Haynie & Company

23.2	Consent of Carmel, Milazzo & DiChiara LLP (see Exhibit 5.1)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Draft Registration Statement filed with the SEC on January 11, 2017.
(2)	Incorporated by reference to the Draft Registration Statement filed with the SEC on March 27, 2017.
(3)	Incorporated by reference to the Form S-1 filed with the SEC on April 28, 2017.
(4)	Incorporated by reference to the Form S-1/A filed with the SEC on May 24, 2017.
(5)	Incorporated by reference to the Form S-1/A filed with the SEC on June 9, 2017.
(6)	Incorporated by reference to the Form S-1/A filed with the SEC on June 23, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: March 29, 2019	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

	By:	/s/ Reed L. Benson
Reed L. Benson Chief Financial Officer and Secretary (Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 29, 2019, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Dwight Egan	Chief Executive Officer, President and Director
Dwight Egan

/s/ Reed L. Benson	Chief Financial Officer and Secretary
Reed L. Benson

/s/ Brent Satterfield	Director
Brent Satterfield

/s/ Edward J. Borkowski	Director
Edward J. Borkowski

/s/ Frank J.Kiesner	Director
Frank J. Kiesner

/s/ Richard S. Serbin	Director
Richard S. Serbin

