Form 10-Q
period 2019-03-31
Co-Diagnostics, Inc.
filed 2019-05-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

There were 17,015,766 shares of the Registrant’s $0.001 par value common stock outstanding as of May 7, 2019.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Current Assets
Cash and cash equivalents	$5,412,593	$950,237
Accounts receivables, net	42,557	13,420
Inventory	18,153	18,153
Prepaid expenses	103,827	70,103
Total current assets	5,577,130	1,051,913
Other Assets
Property and equipment, net	135,820	156,138
Investment in joint venture	408,393	345,121
Total other assets	544,213	501,259

Total assets	$6,121,343	$1,553,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities
Accounts payable	$96,305	$148,967
Accrued expenses	121,206	174,444
Accrued expenses (related party)	120,000	120,000
Notes payable net of discount of $0 and $91,428	—	1,908,572
Total current liabilities	337,511	2,351,983
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	220,000	260,000
Total long-term liabilities, net of current portion	220,000	260,000
Total liabilities	557,511	2,611,983

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized, 28,000 and no shares issued and outstanding, respectively	28	—

Common stock, $.001 par value, 100,000,000 shares authorized; 17,015,766 and 12,923,373 shares issued and outstanding, respectively.	17,016	12,923
Additional paid-in capital	25,609,344	17,622,433
Accumulated deficit	(20,062,556)	(18,694,167)
Total stockholders’ equity (deficit)	5,563,832	(1,058,811)

Total liabilities and stockholders’ equity (deficit)	$6,121,343	$1,553,172

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net sales	$3,400	$9,696
Cost of sales	452	—
Gross profit	2,948	9,696
Operating expenses:
Sales and marketing	256,103	95,263
Administrative and general	640,363	882,046
Research and development	347,306	297,415
Depreciation and amortization	13,668	12,403
Total operating expenses	1,257,440	1,287,127
Loss from operations	(1,254,492)	(1,277,431)
Other expense:
Interest income	408	7,561
Interest expense	(106,427)	—
Gain on disposition of assets	850	—
Loss on equity method investment in joint venture	(8,728)	(40,363)
Total other expense	(113,897)	(32,802)
Loss before income taxes	(1,368,389)	(1,310,233)
Provision for income taxes	—	—
Net loss	$(1,368,389)	$(1,310,233)

Basic and diluted income (loss) per common share	$(0.09)	$(0.11)

Weighted average common shares outstanding, basic and diluted	16,066,633	12,319,030

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,368,389)	$(1,310,233)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	13,668	12,403
Stock based compensation	87,794	25,000
Accretion of notes payable discount	91,428	—
Gain on disposition of assets	(850)	—
Loss of equity method investment	8,728	40,363
Changes in assets and liabilities:
(Increase) in accounts and other receivables	(21,637)	—
Decrease in deferred income	—	(9,696)
(Increase) decrease in prepaid and other assets	(33,724)	304,880
Increase in inventory	—	9,068
Increase (decrease) in accounts payable and accrued expenses	(145,900)	(40,309)

Net cash used in operating activities	(1,368,882)	(968,524)

Cash flows from investing activities:
Purchase of property and equipment	—	(9,688)
Investment in joint venture	(72,000)	(15,000)

Net cash used by investing activities	(72,000)	(24,688)

Cash flows from financing activities:
Proceeds from sale of common stock	5,496,002	—
Proceeds from sale of preferred stock	1,000,000	—
Payment of offering costs	(592,764)	—

Net cash provided by financing activities	5,903,238	—

Net increase (decrease) in cash	4,462,356	(993,212)

Cash and cash equivalents beginning of period	950,237	3,534,454

Cash and cash equivalents end of period	$5,412,593	$2,541,242

Supplemental disclosure of cash flow information:
Interest paid	$15,000	$—
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed on March 28, 2019.

Certain 2018 financial statement amounts have been reclassified to conform to 2019 presentations.

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

Note 2 - Significant Accounting Policies

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three months ended March 31, 2019, and 2018, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. For the three months ended March 31, 2019, there were 1,679,575 potentially dilutive shares consisting of; (i) 1,172,707 outstanding options, (ii) and 483,535 outstanding warrants and (iii) 23,333 for issued and outstanding convertible preferred stock. For the three months ended March 31, 2018, there were 1,028,969 potentially dilutive shares consisting of 322,707 outstanding options and 706,262 outstanding warrants.

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

Note 3 – Equity

2019

On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. The investors may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the investors and their affiliates of more than 4.99% of the issued and outstanding Common Stock of the Company.

On February 4, 2019, we completed the sale of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares was $5,496,002 and we received net proceeds of $4,903,238 after offering costs of $592,764.

On March 7, 2019, we issued 166,667 shares of our common stock to an individual who converted 2,000 shares of our Series A Preferred Stock to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

7

2018

In March 2018, the Company issued 9,225 shares of our common stock valued at $25,000 to a company for services rendered.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2018	—	$—	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)
Public offering, net of offering costs of $592,764	—	—	3,925,716	3,926	4,899,312	—	4,903,238
Issuance of Preferred Stock	30,000	30	—	—	2,999,970	—	3,000,000
Stock-based compensation expense	—	—	—	—	87,794	—	87,794
Conversion of Preferred Stock to Common	(2,000)	(2)	166,667	167	(165)	—	—
Net loss	—	—	—	—	—	(1,368,389)	(1,368,389)
Balance as of March 31, 2019	28,000	$28	170,015,766	$17,016	$25,609,344	$(20,062,556)	$(5,563,832)

Balance as of December 31, 2017	—	$—	12,317,184	$12,317	$16,260,651	(12,422,444)	3,850,524
Issuance of Common Stock for Services	—	—	9,225	9	24,991	—	25,000
Net loss	—	—	—	—		(1,310,233)	(1,310,233)
Balance as of March 31, 2018	—	$—	12,326,409	$12,326	$16,285,642	$(13,732,677)	$2,565,291

Note 4 – Notes Payable

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

On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. Upon conversion we recognized $78,241 as interest expense for the unamortized debt discount. For the three months ended March 31, 2019 we included $106,409 in interest expense of which $15,000 was for interest paid and $91,427 was for accretion of note discount.

Note 5 – Stock-based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the plan at March 31, 2019 was 4,827,293.

Stock Options

There were no options granted in both the three-month periods ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 we recognized $87,794 of stock-based compensation expense, related to stock options, recorded in our general and administrative department for options vesting which were granted prior to January 1, 2019.

For the three months ended March 31, 2018, there was no stock-based compensation expense related to granted and unexercised stock options.

The following table summarizes option activity during the three months and year ended March 31, 2019 and December 31, 2018, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	322,707	$1.29	$0.70	7.05
Options granted	850,000	2.63	1.24	9.98
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2018	1,172,707	$2.23	$1.09	8.72

Options granted	—	—	—	—
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2019	1,172,707	$2.23	$1.09	8.47

Warrants

The Company estimates the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. The Company amortizes the fair value of issued warrants using a vesting schedule based on the terms and conditions of each warrant. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected warrant term. In determining the expected volatility, our computation is based on the stock prices of three comparable companies and on a combination of historical and market-based implied volatility. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

There were no warrants issued in the three months ended March 31, 2019 and 2018.

The following table summarizes warrant activity during the three months and year ended March 31, 2019 and December 31, 2018, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	706,262	3.27	1.48	4.22
Warrants issued	50,000	2.00	1.22	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	272,727	.64	0.54	3.64
Outstanding at December 31, 2018	483,535	$4.92	$1.99	3.29

Warrants issued	—	—	—	—
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2019	433,535	$4.92	$1.99	3.04

The following table summarizes information about stock options and warrants outstanding at March 31, 2019.

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price		Weighted Average Exercise Price
$0.55	261,372	6.38	$0.55	261,372	$0.55
2.00-3.85	986,335	8.7	2.66	419,668	2.7
5.10-7.20	408,535	3.34	5.46	408,535	5.46
$0.55-7.20	1,656,242	6.89	$3.02	1,039,575	$3.22

Total unrecognized stock-based compensation was $497,516 at March 31, 2019 for options granted. The Company expects to recognize the aggregate amount of this compensation expense over the next years in accordance with contractual provisions and vesting as follows:

Year	Amount
2019	$263,385
2020	234,131
Total	$497,516

Note 6 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, one of our current executive officers, prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. At March 31, 2019, the aggregate balance of this related party liability was $340,000.

Note 7 – Lease Obligations

Our offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. On June 18, 2018, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 10,273 square feet and is leased under a multi-year contract at a rate of $14,086 per month expiring on January 31, 2020. For the three months ended March 31, 2019 and 2018, the Company expensed $45,582 and $37,897, respectively, for rent. The Company’s lease rent obligation is as follows:

Year	Amount
2019	$169,033
2020	14,086
Total	$183,119

Note 8 – Subsequent Events

None.

The Company evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that need to be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report and the documents incorporated by reference herein, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors and the documents incorporated by reference herein, which may affect our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a highly regulated, very competitive, and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal years ended December 31, 2018 and 2017 and notes incorporated by reference therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform our statements to actual results or changed expectations.

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

Executive Overview

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying unaudited financial statements, and notes thereto, included elsewhere in this report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the section of this report entitled “Forward-Looking Statements” for a more complete discussion of the risks and uncertainties associated with an investment in our securities.

Overview

Co-Diagnostics, Inc. (“Company,” or “CDI,”) is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications.

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to PCR test design (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification occurring especially in multiplexed transactions, which is the exponential growth of primer-dimer pairs (false positives and false negatives) adversely interfering with identification of the target DNA.

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

The Company, a Utah corporation, is a molecular diagnostics company that has developed and intends to manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our test products we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx device”).

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that make them ideally suited to a variety of applications where specificity is key to optimal results, including multiplexing several targets simultaneously, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next gen sequencing.

Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” primers and probes for DNA tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI technologies are now protected by seven granted or pending US patents, as well as certain trade secrets and copyrights.

We may either sell or lease our portable labs to existing diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary test products to those laboratories and testing facilities.

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

Synbiotics will be reimbursed by the joint venture for some expenses, such as approximately $96,000 in rent for the manufacturing plant and office space. If the joint venture needs additional funding, it will be achieved through loans obtained by the joint venture, or if loans are not available on commercially reasonable terms, from capital contributions. There is no term to the joint venture agreement but it can be dissolved by mutual agreement or by one party upon a material breach by the other party. The manufacturing plant is completed and is scheduled to be ready for production in the third quarter of 2019. We have submitted technical files describing seven difference diagnostic tests to the Indian regulatory bodies requesting approval for those tests to be manufactured in our plant and sold in the Indian market. We have received test licenses for various certain diseases allowing us to sell test products for research. The joint venture is currently marketing our products in the Indian market and sold approximately $56,000 of our probes and primers in the three months ended March 31, 2019 to various laboratories and other users to be used as Research Use Only tests in their facilities, which we anticipate will be the beginning of sales of our products in India.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO, including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of May 13, 2019, we had four additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

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

Results of Operations for the Three Months ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019 we generated $3,400 of revenues compared to revenues of $9,696 in the three months ended March 31, 2018. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company, which license was subsequently acquired by the company. The revenues in 2019 represented sales of our testing products.

Cost of Revenues

For the three months ended March 31, 2019 we recorded costs of revenues of $452 and for the three months ended March 31, 2018, we recorded no costs of revenues.

Expenses

We incurred total operating expenses of $1,257,440 for the three months ended March 31, 2019 compared to total operating expenses of $1,287,127 for the three months ended March 31, 2018. The decrease of $29,687 was due primarily to decreased general and administrative costs partially offset by increased sales and marketing costs. There was a decrease in general and administrative expenses of $241,683 and an increase in sales and marketing costs of $160,840, and an increase of $49,891 in our research and development expenses.

General and administrative expenses decreased $241,683 from $882,046 for the three months ended March 31, 2018 to $640,363 for the three months ended March 31, 2019. The decrease was primarily the result of a decrease of $376,718 in independent consulting expenses, which was partially offset by an increase of $87,795 in option and warrant expenses, an increase of $26,357 in salaries and related benefits and an increase of $29,129 in insurance expense.

Our sales and marketing expenses for the three months ended March 31, 2019 were $256,103 compared to sales and marketing expenses of $95,263 for the three months ended March 31, 2018. The increase of $160,840 is due primarily to an increases of $63,376 in salary and related benefits expense, an increase of $44,366 in travel and meals and an increase of $39,754 in consulting fees.

Our research and development expenses increased by $49,891 from $297,415 for the three months ended March 31, 2018 to $347,306 for the three months ended March 31, 2019. The increase was primarily due to an increase of $54,693 in payroll and employee related expenses, an increase of $51,619 in lab supplies used partially offset by a decrease of $57,514 in other professional services and a decrease in consulting fees of $16,676.

Other Income/expense

For the three months ended March 31, 2019, we incurred interest expense of $28,186 compared to no interest expense for the three months ended March 31, 2018. The increase of $28,186 was the result of having a $2,000,000 loan outstanding during the month of January 2019. In addition, we incurred a loss of $78,241 on extinguishment of debt incident to the payoff of the loan referenced herein.

Net Loss

We realized a net loss for the three months ended March 31, 2019 of $1,368,389 compared with a net loss for the three months ended March 31, 2018 of $1,310,233. Of the increase in net loss of $58,156, $29,687 was the result of the increased operating expenses explained above, $78,241 resulted from a loss on extinguishment of debt and $28,186 of interest expense partially offset by a decrease of $31,636 in the loss on investment related to our joint venture.

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

At December 31, 2018, we had cash and cash equivalents of $950,237, total current assets of $1,051,913, total current liabilities of $2,351,983 and total stockholders’ deficit of $1,058,811. At March 31, 2019, we had cash and cash equivalents of $5,412,593, total current assets of $5,577,130, total current liabilities of $337,511 and total stockholders’ equity of $5,563,832.

On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. The investors may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the investors and their affiliates of more than 4.99% of the issued and outstanding Common Stock of the Company.

On February 4, 2019, we completed the sale of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares was $5,496,002 and we received net proceeds after offering costs of $4,903,238 after offering costs of $592,764.

We experienced negative cash flow used in operations during the three months ended March 31, 2019 of $1,368,882 compared to negative cash flow used in operations for the three months ended March 31, 2018 of $968,524. During the three months ended March 31, 2019 and 2018, we received net cash from financing activities of $5,903,238 and $0 as described above and used $72,000 and $15,000, respectively of our cash in contributions to our joint venture in India. The negative cash flow in the quarter was met by cash reserves from the issuances of common stock incident to the completion of registered direct offering in February and the issuance of preferred stock in January. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate material revenue. Until our operations become profitable, we will continue to rely on proceeds received from our offerings of stock. In August 2018 we filed a shelf registration of our securities with the SEC and in September 2018 it was declared effective. In February 2019 we completed the registered direct offering described above pursuant to that registration. We expect additional investment capital to come from (i) additional issuances of our common stock pursuant to our S-3 shelf registration with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $407,000 per month during the quarter ended March 31, 2019. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to assess the effectiveness of our disclosure controls and procedures. As of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The material weakness identified during management’s assessment was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could result in a material misstatement of accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. The Company has hired, in the second quarter of 2019, consultants with the necessary technical accounting expertise to improve the Company’s accounting processes and internal control program. The Company has unconsolidated foreign subsidiaries over which it does not exercise any financial reporting control.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s last three-month period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has hired an independent consulting company to render a report on the Company’s internal control systems and provide recommendations for improving our internal control given the size of the Company’s accounting staff.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

CO-DIAGNOSTICS, INC.

Date: May 14, 2019	By:	/s/ Dwight H. Egan
Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Reed L Benson
Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

