Form 10-Q
period 2019-06-30
Co-Diagnostics, Inc.
filed 2019-08-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(801) 438-1036

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CODX	Nasdaq Capital Market

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

There were 17,118,766 shares of the Registrant’s $0.001 par value common stock outstanding as of August 12, 2019.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Current Assets
Cash and cash equivalents	$3,856,009	$950,237
Accounts receivables, net	62,985	13,420
Inventory	8,233	18,153
Prepaid expenses	633,036	70,103
Total current assets	4,560,263	1,051,913
Other Assets
Property and equipment, net	172,501	156,138
Investment in joint venture	585,121	345,121
Total other assets	757,622	501,259

Total assets	$5,317,885	$1,553,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities
Accounts payable	$35,897	$148,967
Accrued expenses	156,182	174,444
Accrued expenses (related party)	120,000	120,000
Notes payable net of discount of $0 and $91,428	—	1,908,572
Total current liabilities	312,079	2,351,983
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	200,000	260,000
Total long-term liabilities, net of current portion	200,000	260,000
Total liabilities	512,079	2,611,983

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized, 28,000 and no shares issued and outstanding, respectively	28	—

Common stock, $.001 par value, 100,000,000 shares authorized; 17,115,766 and 12,923,373 shares issued and outstanding, respectively.	17,116	12,923
Additional paid-in capital	26,195,614	17,622,433
Accumulated deficit	(21,406,952)	(18,694,167)
Total stockholders’ equity (deficit)	4,805,806	(1,058,811)

Total liabilities and stockholders’ equity (deficit)	$5,317,885	$1,553,172

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$61,574	$9,696	$64,974	$19,392
Cost of sales	38,809	—	39,261	—
Gross profit	22,765	9,696	25,713	19,392
Operating expenses:
Sales and marketing	252,076	143,890	508,179	239,153
Administrative and general	807,769	848,668	1,448,132	1,730,714
Research and development	312,590	357,889	659,896	655,304
Depreciation and amortization	16,094	12,615	29,762	25,018
Total operating expenses	1,388,529	1,363,062	2,645,969	2,650,189
Loss from operations	(1,365,764)	(1,353,366)	(2,620,256)	(2,630,797)
Other expense:
Interest expense	—	—	(106,427)	—
Interest income	19,640	6,280	20,048	13,841
Gain on disposition of assets	—	—	850	—
Gain (loss) on equity method investment in joint venture	1,728	(25,091)	(7,000)	(65,454)
Total other expense	21,368	(18,811)	(92,529)	(51,613)
Loss before income taxes	(1,344,396)	(1,372,177)	(2,712,785)	(2,682,410)
Provision for income taxes	—	—	—	—
Net loss	$(1,344,396)	$(1,372,177)	$(2,712,785)	$(2,682,410)

Basic and diluted income (loss) per common share	$(0.08)	$(0.11)	$(0.16)	$(0.22)

Weighted average common shares outstanding, basic and diluted	17,017,964	12,337,133	16,544,926	12,330,883

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,712,785)	$(2,682,410)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	29,762	25,018
Stock based compensation	294,677	75,000
Accretion of notes payable discount	91,428	—
Gain on disposition of assets	(850)	—
Loss of equity method investment	7,000	65,454
Changes in assets and liabilities:
Increase in accounts and other receivables	(42,065)	—
Decrease in deferred income	—	(19,392)
(Increase) decrease in prepaid and other assets	(183,446)	656,845
Decrease in inventory	9,920	9,068
Decrease in accounts payable and accrued expenses	(191,332)	(66,081)

Net cash used in operating activities	(2,697,691)	(1,936,498)

Cash flows from investing activities:
Purchase of property and equipment	(52,775)	(9,689)
Investment in joint venture	(247,000)	(60,000)

Net cash used by investing activities	(299,775)	(69,689)

Cash flows from financing activities:
Proceeds from sale of common stock	5,496,002	—
Proceeds from sale of preferred stock	1,000,000	—
Payment of offering costs	(592,764)	—

Net cash provided by financing activities	5,903,238	—

Net increase (decrease) in cash	2,905,772	(2,006,187)

Cash and cash equivalents beginning of period	950,237	3,534,454

Cash and cash equivalents end of period	$3,856,009	$1,528,267

Supplemental disclosure of cash flow information:
Interest paid	$15,000	$—
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed on March 28, 2019.

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

Note 2 - Significant Accounting Policies

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three and six months ended June 30, 2019, and 2018, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. For the three and six months ended June 30, 2019, there were 2,224,575 potentially dilutive shares consisting of; (i) 1,247,707 outstanding options, (ii) 953,535 outstanding warrants and (iii) 2,333,333 for issued and outstanding convertible preferred stock. For the three and six months ended June 30, 2018, there were 1,028,969 potentially dilutive shares consisting of 322,707 outstanding options and 706,262 outstanding warrants.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2019 total accounts receivable was $73,108 with an allowance for uncollectable accounts of $10,123 resulting in a net amount of $62,985.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

We experienced negative cash flow used in operations during the six months ending June 30, 2019 of $2,697,691 compared to negative cash flow used in operations for the six months ended June 30, 2018 of $1,936,498. The negative cash flow was met by cash reserves. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Until our operations become profitable, we will continue to rely on proceeds received from external funding. We expect additional investment capital may come from (i) additional private placements of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing.

Note 4 – Equity

2019

In January 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. The investors may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the investors and their affiliates of more than 4.99% of the issued and outstanding Common Stock of the Company.

In February 2019, we completed the sale of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares was $5,496,002 and we received net proceeds of $4,903,238 after offering costs of $592,764.

In March 2019, we issued 166,667 shares of our common stock to an individual who converted 2,000 shares of our Series A Preferred Stock to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

In June 2019, we issued 100,000 shares of our common stock to a company valued at $80,400 pursuant to a professional services agreement.

8

2018

In March 2018, the Company issued 9,225 shares of our common stock valued at $25,000 to a company for services rendered.

In April 2018, the Company issued 13,368 shares of our common stock valued at $25,000 to a company for services rendered.

In June 2018, the Company issued 8,250 shares of our common stock valued at $25,000 to a company for services rendered.

Co-Diagnostics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2018	—	$—	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)
Public offering, net of offering costs of $592,764	—	—	3,925,716	3,926	4,899,312	—	4,903,238
Issuance of Preferred Stock	30,000	30	—	—	2,999,970	—	3,000,000
Stock-based compensation expense	—	—	—	—	87,794	—	87,794
Conversion of Preferred Stock to Common	(2,000)	(2)	166,667	167	(165)	—	—
Net loss	—	—	—	—	—	(1,368,389)	(1,368,389)
Balance as of March 31, 2019	28,000	$28	17,015,766	$17,016	$25,609,344	$(20,062,556)	$5,563,832

Stock-based compensation	—	—	—	—	505,970	—	505,970
Issuance of common stock for services	—		100,000	100	80,300		80,400
Net loss	—	—	—	—	—	(1,344,396)	(1,344,396)
Balance as of June 30, 2019	28,000	$28	17,115,766	$17,116	$26,195,614	$(21,406,952)	$4,805,806

Balance as of December 31, 2017	—	$—	12,317,184	$12,317	$16,260,651	(12,422,444)	3,850,524
Issuance of Common Stock for Services	—	—	9,225	9	24,991	—	25,000
Net loss	—	—	—	—		(1,310,233)	(1,310,233)
Balance as of March 31, 2018	—	$—	12,326,409	$12,326	$16,285,642	$(13,732,677)	$2,565,291

Stock-based compensation	—	—	21,618	22	49,978	—	50,000

Net loss	—	—	—	—	—	(1,372,177)	(1,372,177)
Balance as of June 30, 2018	—	$—	12,348,027	$12,348	$16,335,620	$(15,104,854)	$1,243,114

Note 5 – Notes Payable

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

On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. Upon conversion we recognized $78,241 as interest expense for the unamortized debt discount. For the six months ended June 30, 2019 we included $106,409 in interest expense of which $15,000 was for interest paid and $91,427 was for accretion of note discount.

Note 6 – Stock-based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the plan at June 30, 2019 was 4,752,293.

Stock Options

For the three and six months ended June 30, 2019 we recognized $126,483 and $214,278 of stock-based compensation expense, related to stock options, recorded in our general and administrative department of which (i) $38,688 and $38,688 was for an aggregate of 75,000 options granted to 3 independent members of the board of directors and (ii) $87,795 and $175,590 was for options vesting which were granted prior to January 1, 2019, respectively.

For the three and six months ended June 30, 2018 there was no stock-based compensation expense related to granted and unexercised stock options.

The following table summarizes option activity during the six months and year ended June 30, 2019 and December 31, 2018, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	322,707	$1.29	$0.70	7.05
Options granted	850,000	2.63	1.24	9.98
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2018	1,172,707	$2.23	$1.09	8.72

Options granted	75,000	0.71	0.52	9.99
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2019	1,247,707	$2.10	$1.03	7.97

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

There were 470,000 warrants valued at $379,487 issued in the three and six months ended June 30, 2019 for professional services rendered to the company. The Company calculated the value of the warrants using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 2.34%, (ii) expected life (in years) of 5; (iii) expected volatility of 50.97%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.982.

There were no warrants issued in the three and six months ended June 30, 2018.

The following table summarizes warrant activity during the six months and year ended June 30, 2019 and December 31, 2018, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	706,262	3.27	1.48	4.22
Warrants issued	50,000	2.00	1.22	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	272,727	0.64	0.54	3.64
Outstanding at December 31, 2018	483,535	$4.92	$1.99	3.29

Warrants issued	470,000	0.48	0.08	4.84
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2019	953,535	$2.73	$1.05	3.80

The following table summarizes information about stock options and warrants outstanding at June 30, 2019.

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price		Weighted Average Exercise Price
$0.01-0.71	696,372	5.88	$0.29	696,372	$0.29
2.00-3.85	1,096,335	8.36	2.59	529,668	2.55
5.10-7.20	408,535	2.59	5.46	408,535	5.46
$0.01-7.20	2,201,242	6.51	$2.39	1,634,575	$2.31

Total unrecognized stock-based compensation was $409,721 at June 30, 2019 for options granted. The Company expects to recognize the aggregate amount of this compensation expense over the next years in accordance with contractual provisions and vesting as follows:

Year	Amount
2019	$175,590
2020	234,131
Total	$409,721

Note 7 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, one of our current executive officers, prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. At June 30, 2019, the aggregate balance of this related party liability was $320,000.

Note 8 – Lease Obligations

Our offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. On June 18, 2018, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 10,273 square feet and is leased under a multi-year contract at a rate of $14,086 per month expiring on January 31, 2020. For the three and six months ended June 30, 2019, the Company expensed $45,040 and $90,622, respectively, for rent. For the three and six months ended June 30 2018, the Company expensed $37,729 and $75,627, respectively, for rent. The Company’s remaining lease rent obligation as of June 30, 2019 is as follows:

Year	Amount
2019	$84,517
2020	14,086
Total	$98,603

Note 9 – Subsequent Events

On July 2, 2019, we issued 3,000 shares of our common stock to an entity that provides services for the Company pursuant to a written contract.

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

Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” primers and probes for DNA tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. CDI technologies are now protected by seven granted or pending US or foreign patents, as well as certain trade secrets and copyrights.

We may either sell or lease the MDx Device to existing diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary test products to those laboratories and testing facilities.

Agreement with Synbiotics

The Company has entered into a joint venture agreement to manufacture diagnostics tests for seven infectious diseases with Synbiotics Limited, a pharmaceutical manufacturing company in India. The Company and Synbiotics are equal partners in the joint venture. The agreement provides for the manufacture of the tests named above and the joint sales and marketing of those tests in India. The Company will license its technology to the joint venture on a royalty-free basis. The profits from the partnership shall be divided as follows:

Profit Level	CDI Share	Synbiotics Share

Up to $1,000,000	50%	50%
$1,000,000-$2,000,000	60%	40%
$2,000,000-$3,000,000	70%	30%
Above $3,000,000	80%	20%

Synbiotics will be reimbursed by the joint venture for some expenses, such as approximately $96,000 in rent for the manufacturing plant and office space. If the joint venture needs additional funding, it will be achieved through loans obtained by the joint venture, or if loans are not available on commercially reasonable terms, from capital contributions. There is no term to the joint venture agreement but it can be dissolved by mutual agreement or by one party upon a material breach by the other party. The manufacturing plant is completed and is scheduled to be ready for production in the third quarter of 2019. We have submitted or will submit technical files describing seven difference diagnostic tests to the Indian regulatory bodies requesting approval for those tests to be manufactured in our plant and sold in the Indian market. We have received test licenses for various certain diseases allowing us to sell test products for research. The joint venture is currently marketing our products in the Indian market and has commenced sales of our probes and primers to various laboratories and other users to be used as Research Use Only tests in their facilities, which we anticipate will be the beginning of sales of our products in India.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO, including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain. As of May 13, 2019, we had four additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

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

Major Customers

We currently have no major customers.

Competition

The molecular diagnostics industry is extremely competitive. There are many firms that provide some or all of the products we provide and provide many diagnostic tests that we have yet to develop. Many of these competitors are larger than us and have significantly greater financial resources. Because we are not established, many of our competitors have a competitive advantage in the diagnostic testing industry because they also have other lines of business in the pharmaceutical industry from which they derive revenues and for which they are well known and respected in the medical profession. We will need to overcome the disadvantage of being a start up with no history of success and no respect of the medical and testing professionals. In the diagnostic testing industry, we compete with such companies as BioMerieux, Siemens, Qiagen, and Cepheid and with such pharmaceutical companies as Abbott Laboratories, Becton, Dickinson and Johnson and Johnson.

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

Results of Operations for the Six Months ended June 30, 2019 and 2018

Net Sales

For the six months ended June 30, 2019, we generated $64,974 of net sales compared to net sales of $19,392 in the six months ended June 30, 2018. $50,000 of the revenue in 2019 was the result of sales of two MDx Devices to mosquito abatement districts and most of the remainder was service revenue from designing custom tests for a large agricultural company. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company, which license has since been terminated.

Cost of Sales

For the six months ended June 30, 2019, we recorded cost of sales of $39,261 primarily for the cost of equipment included in the sales to mosquito abatement districts. For the six months ended June 30, 2018, we recorded no cost of sales.

Operating Expenses

We incurred total operating expenses of $2,645,969 for the six months ended June 30, 2019 compared to total operating expenses of $2,650,189 for the six months ended June 30, 2018. The decrease of $4,220 resulted from an increase of $269,026 in sales and marketing expenses which was due to increased sales activities offset by a decrease in general and administrative expenses of $282,582 with research and development expenses remaining basically unchanged. Depreciation and amortization expense also increased $4,744 as a result of the purchase of additional equipment.

General and administrative expenses decreased $282,582 from $1,730,714 for the six months ended June 30, 2018 to $1,448,132 for the six months ended June 30, 2019. The decrease was primarily the result of a decrease of $710,377 in independent consulting expenses partially offset by an increase of $214,278 in option and warrant expense and an increase of $95,645 in other professional services. In addition, insurance expenses increased $55,523 related to D&O insurance and $43,409 in salaries and related employee costs.

Our sales and marketing expenses for the six months ended June 30, 2019 were $508,179 compared to sales and marketing expenses of $239,153 for the six months ended June 30, 2018. The increase of $269,026 is due primarily to an increase of $136,852 in salary and related benefits expense, an increase of $73,340 in consulting expenses, and an increase of $53,014 in travel and lodging.

Our research and development expenses increased by $4,592 from $655,304 for the six months ended June 20, 2018 to $659,896 for the six months ended June 30, 2019. The increase was primarily due to an increase of $99,584 in payroll and employee related expenses, and an increase of $16,368 in travel and lodging, all of which was offset by a decrease of $58,362 in other professional services, a decrease of $37,549 in consulting fees, and a decrease of $15,584 in lab supplies expenses.

Interest Expense

For the six months ended June 30, 2018, we incurred no interest expense compared to interest expense for the six months ended June 30, 2019 of $106,427. The increase of $106,427 was the result of having a $2,000,000 loan outstanding during the month of January 2019, which was retired coincident with the completion of our registered direct offering. For the six months ended June 30, 2019, we included $106,427 in interest expense of which $15,000 was for interest paid and $91,427 was for accretion of note discount upon retirement of the loan. We also realized interest income of $20,048 from the investment of funds not used in the operations of the business compared to $13,841 of interest earned in the six months ended June 30, 2018.

Net Loss

We realized a net loss for the six months ended June 30, 2019 of $2,712,785 compared with a net loss for the six months ended June 30, 2018 of $2,682,410. The increase in net loss of $30,375 was primarily the result of increased interest expenses as explained above partially offset by a decrease of $58,454 in loss from investment related to our Indian joint venture.

Results of Operations for the Three Months ended June 30, 2019 and 2018

Net Sales

For the three months ended June 30, 2019, we generated $61,574 of net sales compared to net sales of $9,696 in the three months ended June 30, 2018. $50,000 of the revenue in 2019 was the result of sales of two MDx Devices to mosquito abatement districts and most of the remainder was service revenue from designing custom tests for a large agricultural company. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses for limited distribution to a Canadian company, which has since been terminated.

Cost of Sales

For the three months ended June 30, 2019, we recorded cost of sales of $38,809 related to the cost of materials in the MDx Devices sold to mosquito abatement labs and for the three months ended June 30, 2018, we recorded no cost of sales.

Operating Expenses

We incurred total operating expenses of $1,388,529 for the three months ended June 30, 2018 compared to total operating expenses of $1,363,062 for the three months ended June 30, 2018. The increase of $25,467 was due primarily to an increase of $108,186 in sales and marketing expenses following completion of development and regulatory compliance of several of our infectious disease tests. The increase in sales and marketing expenses were offset by a decrease in general and administrative expenses of $40,899 and a decrease of $45,299 in our research and development expenses.

General and administrative expenses decreased $40,899 from $848,668 for the three months ended June 30, 2018 to $807,769 for the three months ended June 30, 2019. The decrease was primarily the result of a decrease of $333,659 in independent consulting expenses partially offset by an increase of $126,483 in option and warrant expense, an increase of $99,166 in professional services expense, an increase of $26,395 in insurance expense and an increase of $18,942 in salaries and related benefits.

Our sales and marketing expenses for the three months ended June 30, 2019 were $252,086 compared to sales and marketing expenses of $143,890 for the three months ended June 30, 2018. The increase of $108,186 is due primarily to an increase of $68,300 in salary and related benefits expense, an increase of $33,586 in consulting fees and an increase of $12,999 in travel expenses.

Our research and development expenses decreased by $45,299 from $357,889 for the three months ended June 30, 2018 to $312,590 for the three months ended June 30, 2019. The decrease was primarily due to a decrease of $67,204 in lab supplies and a decrease of $20,873 in consulting fees, which was partially offset by an increase of $34,847 in payroll and employee related expenses.

Interest Expense

We incurred no interest expense for the three months ended June 30, 2018 or 2019. We realized interest income of $19,640 for the three months ended June 30, 2019 compared to interest income of $6,280 for the three months ended June 30, 2018 from the investment of funds not used in the operations of the business.

Net Loss

We realized a net loss for the three months ended June 30, 2019 of $1,344,396 compared with a net loss for the three months ended June 30, 2018 of $1,372,177. The decrease in net loss of $22,401 resulted from an increase of $25,467 in operating expenses explained above offset by $13,069 of gross profit on revenue, a decreased loss on investment related to our Indian joint venture of $23,363 and increased interest income of $13,360.

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

At December 31, 2018, we had cash and cash equivalents of $950,237, total current assets of $1,051,913, total current liabilities of $2,351,983 and total stockholders’ deficit of $1,058,811. At June 30, 2019, we had cash and cash equivalents of $3,856,009, total current assets of $4,560,263, total current liabilities of $312,079 and total stockholders’ equity of $4,805,806.

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

We experienced negative cash flow used in operations during the six months ended June 30, 2019 of $2,697,691 compared to negative cash flow used in operations for the six months ended June 30, 2018 of $1,936,498. During the six months ended June 30, 2019 and 2018, we received net cash from financing activities of $5,903,238 and $0 as described above and used $247,000 and $60,000, respectively of our cash in contributions to our joint venture in India. The negative cash flow in the quarter was met by cash reserves from the issuances of common stock incident to the completion of registered direct offering in February and the issuance of preferred stock in January. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate material revenue. Until our operations become profitable, we will continue to rely on proceeds received from our offerings of stock. In August 2018 we filed a shelf registration of our securities with the SEC and in September 2018 it was declared effective. In February 2019 we completed the registered direct offering described above pursuant to that registration. We expect additional investment capital to come from (i) additional issuances of our common stock pursuant to our S-3 shelf registration with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. These factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $449,000 per month during the six months ended June 30, 2019. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Revenue has commenced in 2019 and our need for additional investment will depend on the amount of revenue generated.

Our long-term liquidity is dependent upon execution of our business model and the commencement of revenue generating activities and working capital as described above, and upon capital needed for continued commercialization and development of our diagnostic testing technology. Commercialization and future development of diagnostic tests utilizing our PCR technology are expected to require additional capital estimated to be approximately $1,400,000 annually for the foreseeable future. This estimate will increase or decrease depending on specific opportunities and available funding.

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

Because of the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2019, we issued 100,000 shares of our common stock to an entity that provides services for the Company pursuant to a written contract. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

On July 2, 2019, we issued 3,000 shares of our common stock to an entity that provides services for the Company pursuant to a written contract. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

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

CO-DIAGNOSTICS, INC.

Date: August 14, 2019	By:	/s/ Dwight H. Egan
Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Reed L Benson
Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

