Form 10-Q
period 2019-09-30
Co-Diagnostics, Inc.
filed 2019-11-12
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

(801) 438-1036

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	CODX	Nasdaq Capital Market

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

There were 17,339,922 shares of the Registrant’s $0.001 par value common stock outstanding as of November 8, 2019.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS:
Current Assets
Cash and cash equivalents	$2,544,159	$950,237
Accounts receivables, net	60,353	13,420
Inventory	17,353	18,153
Prepaid expenses	462,583	70,103
Total current assets	3,084,448	1,051,913
Other Assets
Property and equipment, net	179,746	156,138
Investment in joint venture	547,685	345,121
Total other assets	727,431	501,259

Total assets	$3,811,879	$1,553,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities
Accounts payable	$21,760	$148,967
Accrued expenses	161,738	174,444
Accrued expenses (related party)	120,000	120,000
Deferred income	4,386	—
Notes payable net of discount of $0 and $91,428	—	1,908,572
Total current liabilities	307,884	2,351,983
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	170,000	260,000
Total long-term liabilities, net of current portion	170,000	260,000
Total liabilities	477,884	2,611,983

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized, 25,600 and no shares issued and outstanding, respectively	26	—

Common stock, $.001 par value, 100,000,000 shares authorized; 17,336,922 and 12,923,383 shares issued and outstanding, respectively.	17,337	12,923
Additional paid-in capital	26,471,376	17,622,433
Accumulated deficit	(23,154,718)	(18,694,167)
Total stockholders’ equity (deficit)	3,333,995	(1,058,811)

Total liabilities and stockholders’ equity (deficit)	$3,811,879	$1,553,172

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$41,434	$9,696	$106,408	$29,088
Cost of sales	20,365	—	59,626	—
Gross profit	21,069	9,696	46,782	29,088
Operating expenses:
Sales and marketing	262,360	180,257	770,539	419,410
Administrative and general	1,060,763	1,150,170	2,508,895	2,880,884
Research and development	331,027	330,422	990,923	985,726
Depreciation and amortization	17,006	12,616	46,768	37,634
Total operating expenses	1,671,156	1,673,465	4,317,125	4,323,654
Loss from operations	(1,650,087)	(1,663,769)	(4,270,343)	(4,294,566)
Other expense:
Interest income	12,207	3,520	32,255	17,361
Interest expense	(10)	(48,857)	(106,437)	(48,857)
Gain on disposition of assets	—	—	850	—
Gain (loss) on equity method investment in joint venture	(109,876)	67,961	(116,876)	2,507
Total other expense	(97,679)	22,624	(190,208)	(28,989)
Loss before income taxes	(1,747,766)	(1,641,145)	(4,460,551)	(4,323,555)
Provision for income taxes	—	—	—	—
Net loss	$(1,747,766)	$(1,641,145)	$(4,460,551)	$(4,323,555)

Basic and diluted income (loss) per common share	$(0.10)	$(0.13)	$(0.27)	$(0.35)

Weighted average common shares outstanding, basic and diluted	17,328,787	12,326,316	16,809,085	12,341,482

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,460,551)	$(4,323,555)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	46,768	37,634
Stock based compensation	570,632	570,385
Accretion of notes payable discount	91,428	—
Gain on disposition of assets	(850)	—
Loss (gain) of equity method investment	116,876	(2,507)
Changes in assets and liabilities:
Increase in accounts and other receivables	(39,433)	—
Increase (decrease) in deferred income	4,386	(29,088)
(Increase) decrease in prepaid and other assets	(12,993)	694,036
Decrease in inventory	800	—
Decrease in accounts payable and accrued expenses	(229,913)	(66,306)

Net cash used in operating activities	(3,912,850)	(3,119,401)

Cash flows from investing activities:
Purchase of property and equipment	(77,026)	(2,500)
Investment in joint venture	(319,440)	(135,000)

Net cash used by investing activities	(396,466)	(137,500)

Cash flows from financing activities:
Proceeds from sale of common stock	5,496,002	30,000
Proceeds from sale of preferred stock	1,000,000	—
Proceeds from the issuance of debt	—	2,000,000
Payment of offering costs	(592,764)	(130,988)

Net cash provided by financing activities	5,903,238	1,899,012

Net increase (decrease) in cash	1,593,922	(1,357,889)

Cash and cash equivalents beginning of period	950,237	3,534,454

Cash and cash equivalents end of period	$2,544,159	$2,176,565

Supplemental disclosure of cash flow information:
Interest paid	$15,000	$26,000
Income taxes paid	$—	$—
Schedule of non-cash investing and financing activities:
Warrants issued for services	$379,487	—
Conversion of preferred stock to common	$440,000	$—
Conversion of debt for preferred stock	$2,000,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2018	—	$—	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)
Public offering, net of offering costs of $592,764	—	—	3,925,716	3,926	4,899,312	—	4,903,238
Issuance of Preferred Stock	30,000	30	—	—	2,999,970	—	3,000,000
Stock-based compensation expense	—	—	—	—	87,794	—	87,794
Conversion of Preferred Stock to Common	(2,000)	(2)	166,667	167	(165)	—	—
Net loss	—	—	—	—	—	(1,368,389)	(1,368,389)
Balance as of March 31, 2019	28,000	$28	17,015,766	$17,016	$25,609,344	$(20,062,556)	$5,563,832

Stock-based compensation	—	—	—	—	505,970	—	505,970
Issuance of common stock for services	—		100,000	100	80,300		80,400
Net loss	—	—	—	—	—	(1,344,396)	(1,344,396)
Balance as of June 30, 2019	28,000	$28	17,115,766	$17,116	$26,195,614	$(21,406,952)	$4,805,806

Stock-based compensation	—	—	—	—	253,798	—	253,798
Issuance of common stock for services	—		21,156	21	22,136	—	22,157
Conversion of Preferred Stock to Common	(2,400)	(2)	200,000	200	(198)	—	—
Net loss	—	—	—	—	—	(1,747,766)	(1,747,766)
Balance as of September 30, 2019	25,600	$26	17,336,922	$17,337	$26,471,350	$(23,154,718)	$3,333,995

	Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2017	—	$—	12,317,184	$12,317	$16,260,651	(12,422,444)	3,850,524
Issuance of Common Stock for Services	—	—	9,225	9	24,991	—	25,000
Net loss	—	—	—	—		(1,310,233)	(1,310,233)
Balance as of March 31, 2018	—	$—	12,326,409	$12,326	$16,285,642	$(13,732,677)	$2,565,291

Stock-based compensation	—	—	21,618	22	49,978	—	50,000

Net loss	—	—	—	—	—	(1,372,177)	(1,372,177)
Balance as of June 30, 2018	—	$—	12,348,027	$12,348	$16,335,620	$(15,104,854)	$1,243,114

Stock-based compensation	—	—	316,996	317	525,068	—	525,385

Net loss	—	—	—	—	—	(1,641,145)	(1,641,145)
Balance as of September 30, 2018	—	$—	12,665,023	$12,665	$16,860,688	$(16,745,999)	$127,354

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed on March 28, 2019.

Description of Business

Co-Diagnostics, Inc. (“we,” “our,” or the “Company”), a Utah corporation headquartered in Salt Lake City, Utah, is a molecular diagnostics company formed in April 2013 that develops, manufactures and markets a new, state-of-the-art diagnostics technology.

Our diagnostics systems are designed to enable very rapid, low-cost, sophisticated molecular testing for organisms and genetic diseases by greatly automating historically complex procedures in both the development and administration of tests. Our newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) primer design (CoPrimers™) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs which adversely interferes with identification of the target DNA. In addition, our scientists have enhanced the understanding of the mathematics of DNA test design, so as to “engineer” a DNA test and automate algorithms to screen millions of possible designs to optimize DNA test design. Our proprietary platform of Co-Dx™ technologies integrates and streamlines these steps as it analyzes biological samples.

Our portfolio of molecular diagnostics development products and tests represents a new advancement in the understanding of the molecular interactions of DNA. The Company uses highly specialized, proprietary cooperative-theory mathematics that may lead to a revolutionary leap forward in the detection of infectious diseases, genetic disorders and other conditions. CoDx™ tests are a fraction of the cost of other DNA-based tests, designed for a new generation of affordable, mobile point-of-care diagnostic devices and compatible with many other devices, creating opportunities for state-of-the-art diagnostics available anywhere in the world, including developing countries.

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

Note 2 - Significant Accounting Policies

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three and nine months ended September 30, 2019, and 2018, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. For the three and nine months ended September 30, 2019, there were 5,108,685 potentially dilutive shares consisting of; (i) 2,021,817 outstanding options, (ii) 953,535 outstanding warrants and (iii) 2,133,333 for issued and outstanding convertible preferred stock. For the three and nine months ended September, 30, 2018, there were 1,606,242 potentially dilutive shares consisting of 1,172,707 outstanding options and 433,535 outstanding warrants.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2019 total accounts receivable was $77,676 with an allowance for uncollectable accounts of $17,323 resulting in a net amount of $60,353.

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

We experienced negative cash flow used in operations during the nine months ending September 30, 2019 of $3,912,850 compared to negative cash flow used in operations for the nine months ended September 30, 2018 of $3,119,401. The negative cash flow was met by cash reserves. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Until our operations become profitable, we will continue to rely on proceeds received from external funding. We expect additional investment capital may come from (i) additional private placements of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing.

Note 4 – Equity

2019

In January 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. The investors may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the investors and their affiliates of more than 4.99% of the issued and outstanding Common Stock of the Company. There is no mandatory redemption period required of the investors. Series A Convertible Preferred Stock is convertible to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

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

In September 2019, we issued 200,000 shares of our common stock to an individual who converted 2,400 shares of our Series A Preferred Stock to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

In September 2019, we issued a total of 21,156 shares of our common stock to two companies with an aggregate value of $22,157 pursuant to professional services agreements.

9

2018

In March 2018, the Company issued 9,225 shares of our common stock valued at $25,000 to a company for services rendered.

In April 2018, the Company issued 13,368 shares of our common stock valued at $25,000 to a company for services rendered.

In June 2018, the Company issued 8,250 shares of our common stock valued at $25,000 to a company for services rendered.

On September 27, 2018 we issued 6,269 shares of our common stock valued at $15,000 in consideration of legal services performed by our attorneys.

On September 27, 2018, we issued 4,000 shares of our common stock valued at $10,520 to a limited liability company in consideration of services performed by the investor.

On September 27, 2018 and September 29, 2018, we issued 34,000 shares and 272,727, respectively, of our common stock with an aggregate value of $89,420 to a limited liability company. The 34,000 shares were issued in consideration of consulting services performed by the company. The 272,727 shares were issued pursuant to the exercise of a warrant in consideration of the payment of the exercise price of $30,000 by the company.

Note 5 – Notes Payable

On August 3, 2018, we entered into a Note Purchase Agreement with an existing shareholder of the Company and prior investor in the Company’s convertible debt securities. Pursuant to the agreement, the Company issued to the shareholder a Promissory Note, dated August 3, 2018, in the principal amount of $2,000,000 (the “Note”) in exchange for a loan to the Company of equal principal amount.

On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. Upon conversion we recognized $78,241 as interest expense for the unamortized debt discount. For the nine months ended September 30, 2019 we included $106,409 in interest expense of which $15,000 was for interest paid and $91,427 was for accretion of note discount.

Note 6 – Stock-based Compensation

For the three and nine months ended September 30, 2019 we recognized $275,955 and $570,632, respectively as stock-based compensation. Of which $253,798 and $22,157, and $468,076 and $102,556, were as a result of granted option activity and common stock issuances, respectively, as described below and in Note 4 Equity above.

For the three and nine months ended September 30, 2018 we recognized $495,385 and $570,385, respectively as stock-based compensation. Of which $380,445 and $114,940 and $380,445 and $189,940 was the result of option and warrant activity, respectively, as described below and in Note 4 Equity above.

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the plan at September 30, 2019 was 3,978,183.

Stock Options

The Company estimates the fair value of incentive options on the date of grant as determined using a Black-Scholes pricing model. The Company amortizes the fair value of issued warrants using a vesting schedule based on the terms and conditions of each option. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected warrant term. In determining the expected volatility, our computation is based on the stock prices of three comparable companies and on a combination of historical and market-based implied volatility. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the option was issued with a maturity equal to the expected term of the option. The company applies a forfeiture rate discount in determining the final valuation.

For the three and nine months ended September 30, 2019 we recognized $253,798 and $468,076 of stock-based compensation expense, related to stock options, recorded in our general and administrative department of which (i) $19,483 and $19,483 was for 25,000 options granted to 1 independent member of the board of directors, (ii) $0 and $38,688 was for an aggregate of 75,000 options granted to 3 independent members of the board of directors, (iii) $146,520 and $146,520 was for vested portion of 790,000 options granted to 13 employees, and (iii) $87,795 and $263,385 was for options vesting which were granted prior to January 1, 2019, respectively.

Included in stock-based compensation for the three and nine months ended September 30, 2018, the Company recognized expense of $380,445 recorded in our general and administrative department for 850,000 options granted to nine employees.

The following table summarizes option activity during the nine months and year ended September 30, 2019 and December 31, 2018, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	322,707	$1.29	$0.70	7.05
Options granted	850,000	2.63	1.24	9.98
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2018	1,172,707	$2.23	$1.09	8.72

Options granted	890,000	1.07	0.51	9.92
Expired	—	—	—	—
Forfeited options	40,890	3.85	1.59	8.04
Exercised	—	—	—	—

Outstanding at September 30, 2019	2,021,817	$1.69	$0.83	8.98
Unvested at September 30, 2019	810,000	$1.64	$0.77	9.60

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

There were 470,000 warrants valued at $379,487 issued in the nine months ended September 30, 2019 for professional services rendered to the company. The Company calculated the value of the warrants using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 2.34%, (ii) expected life (in years) of 5; (iii) expected volatility of 50.97%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.982.

There were no warrants issued in the three and nine months ended September 30, 2018.

The following table summarizes warrant activity during the nine months and year ended September 30, 2019 and December 31, 2018, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	706,262	3.27	1.48	4.22
Warrants issued	50,000	2.00	1.22	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	272,727	0.64	0.54	3.64
Outstanding at December 31, 2018	483,535	$4.92	$1.99	3.29

Warrants issued	470,000	0.48	0.08	4.59
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2019	953,535	$2.73	$1.05	3.55

The following table summarizes information about stock options and warrants outstanding at September 30, 2019.

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price		Weighted Average Exercise Price
$0.01-1.10	1,511,372	7.95	$0.73	984,705	$0.53
2.00-3.85	1,055,445	8.12	2.54	772,112	2.51
5.10-7.20	408,535	2.34	5.46	408,535	5.46
$0.01-7.20	2,975,352	7.24	$2.02	2,165,352	$2.16

Total unrecognized stock-based compensation was $581,167 at September 30, 2019 for options granted. The Company expects to recognize the aggregate amount of this compensation expense over the next years in accordance with contractual provisions and vesting as follows:

Year	Amount
2019	$121,607
2020	369,379
2021	90,181
Total	$581,167

Note 7 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, one of our current executive officers, prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. At September 30, 2019, the aggregate balance of this related party liability was $290,000.

Note 8 – Lease Obligations

Our offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. On June 18, 2018, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 10,273 square feet and is leased under a multi-year contract at a rate of $14,086 per month expiring on January 31, 2020. For the three and nine months ended September 30, 2019, the Company expensed $42,259 and $132,879, respectively, for rent. For the three and nine months ended September 30 2018, the Company expensed $46,540 and $122,165, respectively, for rent. The Company’s remaining lease rent obligation as of September 30, 2019 is as follows:

Year	Amount
2019	$42,258
2020	14,086
Total	$56,344

Note 9 – Subsequent Events

On October 22, 2019, we issued 3,000 shares of our common stock valued at $3,180 to an entity that provides services for the Company pursuant to a written contract.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal years ended December 31, 2018 and 2017, notes incorporated by reference therein and other reports filed with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability complete capital raising transactions to fund continuing operations;
●	our ability to develop and commercialize new and improved products and services;
●	market acceptance of any products that may be approved for commercialization;
●	our ability to protect our intellectual property rights;
●	the impact of any infringement actions or other litigation brought against us;
●	competition from other providers and products;
●	the results of clinical trials and the regulatory approval process;
●	the results of clinical trials and the regulatory approval process;
●	changes in government regulation;
●	and other factors relating to our industry, our operations and results of operations.

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

Overview

Co-Diagnostics, Inc. (“we,” “our,” or “Company”) is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We are a molecular diagnostics company that has developed and intends to manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our test products we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. Our newest technical advance involves a novel approach to PCR test design (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification occurring especially in multiplexed transactions, which is the exponential growth of primer-dimer pairs (false positives and false negatives) adversely interfering with identification of the target DNA.

Our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. Because we own our platform, we are able to accomplish this faster and more economically, allowing for wider margins while still positioning us to be a low-cost provider of molecular diagnostics and screening services.

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that make them ideally suited to a variety of applications where specificity is key to optimal results, including multiplexing several targets simultaneously, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next gen sequencing.

Our scientists were the first to understand the complex mathematics of DNA test design, to “engineer” primers and probes for DNA tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in Polymerase Chain Reaction (“PCR”) testing systems. Our technologies are now protected by seven granted or pending US or foreign patents, as well as certain trade secrets and copyrights.

We may either sell or lease the MDx Device to existing diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary test products to those laboratories and testing facilities.

Agreement with Synbiotics

The Company has entered into a joint venture agreement to manufacture diagnostics tests for seven infectious diseases with Synbiotics Limited, a pharmaceutical manufacturing company in India. The Company and Synbiotics are equal partners in the joint venture. The agreement provides for the constructions of a plant to manufacture the tests named above and the joint sales and marketing of those tests in India. The Company will license its technology to the joint venture on a royalty-free basis. The profits from the partnership shall be divided as follows:

Profit Level	Co-Diagnostics, Inc. Share	Synbiotics Share

Up to $1,000,000	50%	50%
$1,000,000-$2,000,000	60%	40%
$2,000,000-$3,000,000	70%	30%
Above $3,000,000	80%	20%

Synbiotics will be reimbursed by the joint venture for some expenses, such as approximately $96,000 in rent for the manufacturing plant and office space and the services of some of Synbiotics’ employees. If the joint venture needs additional funding, it will be achieved through loans obtained by the joint venture, or if loans are not available on commercially reasonable terms, from capital contributions. There is no term to the joint venture agreement but it can be dissolved by mutual agreement or by one party upon a material breach by the other party. The manufacturing plant is completed and is ready for production and we are waiting for final approval by the Indian regulatory body responsible for sales of such products (“CDSCO”). We have submitted or will submit technical files describing seven different diagnostic tests to the CDSCO requesting approval for those tests to be manufactured in our plant and sold in the Indian market. The technical files for three of the tests have been reviewed by the CDSCO and we are waiting for final approval to begin manufacturing and selling the tests. We have received test licenses for various diseases allowing us to sell test products for research. The joint venture is currently marketing our products in the Indian market and has commenced sales of our probes and primers to various laboratories and other users to be used as Research Use Only tests in their facilities, which are the beginning of sales of our products in India.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO, including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain. As of September 30, 2019, we had four additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

We have identified additional applications of the technology, which represent potential patents that further define specific applications of the processes that are covered by the original patents. We intend to continue building our intellectual property portfolio as development continues and resources are available.

We have copyrighted our development software that can be used by any lab or developer to develop diagnostic tests based on our technology. We have allowed one customer access to our development software and intend to sell customized reagents through that customer to labs serviced by that customer throughout the world. To date we have not sold any products to that customer.

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

Employees

We currently employ 21 full-time personnel at our executive offices and lab facilities in Salt Lake City, Utah, and two employees outside of Utah. We have engaged independent contractors in India to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

Government Regulation

We will be regulated by the U.S. Federal Drug Administration and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. Because our lab is ISO certified we are allowed to apply for CE-Marking, which will allow us to sell in most countries in Europe, South America and Asia. We currently have CE Marks issued for our tuberculosis test, our zika virus test, and a triplex test that tests for zika, dengue, and chikungunya simultaneously. We are in the process of registering our test products in various countries in South and Central America and Africa.

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc. in Utah on April 18, 2013. Our principal executive office is located at 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109. Our telephone number is (801) 438-1036. Our website address is http://codiagnostics.com. The information included on our website is not, and shall not be interpreted to be, a part of this quarterly report.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2019 and 2018

Net Sales

For the nine months ended September 30, 2019, we generated $106,408 of net sales compared to net sales of $29,088 in the nine months ended September 30, 2018. The revenue in 2019 represents sales of equipment sold to mosquito abatement districts of $63,800 and sales of testing products of $42,608. The 2018 revenue represented a license fee for licensing our Zika tests and certain other Flaviviruses to a Canadian company for limited distribution. That license has since been terminated.

Cost of Sales

For the nine months ended September 30, 2019, we recorded cost of sales of $49,173 related to equipment sales and $10,453 related to sales of testing products. For the nine months ended September 30, 2018, we recorded no cost of sales.

Operating Expenses

We incurred total operating expenses of $4,317,125 for the nine months ended September 30, 2019 compared to total operating expenses of $4,323,654 for the nine months ended September 30, 2018. Total expenses decreased by only $6,529 but the categories of expenditures changed materially. There was a decrease in general and administrative expenses of $371,989, which was offset by an increase of $351,129 in our sales and marketing expenses. Research and development expenses remained basically constant in that they increased by less than 1% or $5,197. Depreciation and amortization expense also increased $9,134 as a result of the purchase of additional equipment.

General and administrative expenses decreased $371,989 from $2,880,884 for the nine months ended September 30, 2018 to $2,508,895 for the nine months ended September 30, 2019. The decrease was primarily the result of a decrease of $929,483 in consulting fees and a decrease of $64,978 in legal fees that were partially offset by increases of $292,939 in other professional services, $87,631 in option and warrant expense, $77,245 in insurance expenses, $79,616 in salary and related benefits, and $58,398 in travel expenses.

Our sales and marketing expenses for the nine months ended September 30, 2019 were $770,539 compared to sales and marketing expenses of $419,410 for the nine months ended September 30, 2018. The increase of $351,129 was due primarily to an increase of $167,783 in salary and related benefits expense, an increase of $88,762 in travel and convention expenses, and an increase of $81,864 in consulting expenses.

Our research and development expenses increased by only $5,197 from $985,726 for the nine months ended September 30, 2018 to $990,923 for the nine months ended September 30, 2019. The increase reflected, however, an increase of $131,288 in payroll and employee related expenses from the addition of more lab employees, partially offset by a decrease of $58,234 in consulting expenses and a decrease of $51,546 in other professional services, and a decrease of $17,581 in lab supplies.

Interest Expense

For the nine months ended September 30, 2019, we incurred interest expense of $28,196 compared to $48,857 for the nine months ended September 30, 2018. The decrease of $20,661 was the result of having all of our indebtedness retired incident to the conversion of our debt in January 2019 to preferred stock and having no debt for the majority of the nine-month period ended September 30, 2019. We realized interest income of $32,255 from the investment of funds not used in the operations of the business compared to interest income of $17,361 for the nine months ended September 30, 2018.

Net Loss

We realized a net loss for the nine months ended September 30, 2019 of $4,460,551 compared with a net loss for the nine months ended September 30, 2018 of $4,323,555. The increase in net loss of $136,996 was primarily the result of realizing an increased loss of $119,383 on our investment in our Indian joint venture and a loss on the extinguishment of debt of $78,241 incident to the retirement of our outstanding debt in January 2019 when the debt was converted of preferred stock. The increase in loss occasioned by the extinguishment of debt and the loss in our joint venture, was partially offset by the increase in interest income and the decrease in interest expense.

Results of Operations for the Three Months ended September 30, 2019 and 2018

Net Sales

For the three months ended September 30, 2019, we generated $41,434 of net sales compared to net sales of $9,696 in the three months ended September 30, 2018. The revenue in 2019 represented sales of our diagnostics tests as well as fees charged for design services and $14,000 of which was for the sale of equipment. The revenue in 2018 represented a license fee for licensing our Zika tests and certain other Flaviviruses to a Canadian company for limited distribution. This license fee has since been terminated.

Cost of Sales

For the three months ended September 30, 2019 we recorded costs of sales of $20,365 related to the tests and equipment sold. For the three months ended September 30, 2018, we recorded no cost of sales.

Operating Expenses

We incurred total operating expenses of $1,671,156 for the three months ended September 30, 2019 compared to total operating expenses of $1,673,465 for the three months ended September 30, 2018. The decrease of $2,309 actually reflected progress in our business plan in that our sales and marketing expenses increased by $82,103 representing increased emphasis in selling diagnostics tests that are ready for general distribution, which increases were offset by general and administrative expenses that decreased $89,407. Research and development expenses remained constant.

General and administrative expenses decreased $89,407 from $1,150,170 for the three months ended September 30, 2018 to $1,060,763 for the three months ended September 30, 2019. The decrease was primarily the result of a decrease of $219,106 for consulting services and a decrease of $126,647 in option and warrant expenses. These decreases were partially offset by an increase of $197,295 in other professional services and to a lesser extent by smaller increases in salaries and benefits of $34,327, insurance of $21,722 and travel expenses of $28,899.

Our sales and marketing expenses for the three months ended September 30, 2019 were $262,360 compared to sales and marketing expenses of $180,257 for the three months ended September 30, 2018. The increase of $82,103 was due primarily to an increase of $30,940 in salary and related benefits expense related to the addition of sales personnel, an increase of $43,992 in advertising, trade shows and related travel and an increase of $8,524 in consulting expenses for sales professionals in other countries. In addition, we incurred expenses of $5,947 specifically in acquiring and training our distributor network in other countries.

Our research and development expenses remained constant. We incurred research and development expenses of $330,422 for the three months ended September 30, 2018 and $331,027 for the three months ended September 30, 2019.

Interest Expense

For the three months ended September 30, 2019, we incurred minimal interest expense compared to interest expense of $48,857 for the three months ended September 30, 2018. The decrease of $48,847 was the result of having no debt in 2019 compared to having a short term note of $2,000,000 outstanding beginning in August 2018. We also realized interest income of $12,207 from the investment of funds not used in the operations of the business.

Net Loss

We realized a net loss for the three months ended September 30, 2019 of $1,747,766 compared with a net loss for the three months ended September 30, 2018 of $1,641,145. The increase in net loss of $106,621 was primarily the result of realizing a loss of $109,876 from our Indian joint venture compared to a gain of $67,961 reported in 2018 due to audit adjustments recorded by Indian joint venture. The increase in net loss was partially offset by the decrease in interest expenses explained above and the realization of increased interest income. Since operational expenses did not vary materially from year to year, the increase of net loss was primarily the result of non-operating activities.

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

At December 31, 2018, we had cash and cash equivalents of $950,237, total current assets of $1,051,913, total current liabilities of $2,351,983 and total stockholders’ deficit of $1,058,811. At September 30, 2019, we had cash and cash equivalents of $2,544,159, total current assets of $3,084,448, total current liabilities of $307,884 and total stockholders’ equity of $3,333,995.

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

We experienced negative cash flow used in operations during the nine months ended September 30, 2019 of $3,912,850 compared to negative cash flow used in operations for the nine months ended September 30, 2018 of $3,119,401. During the nine months ended September 30, 2019 and 2018, we received net cash from financing activities of $5,903,238 and $1,899,012 as described above and used $319,440 and $135,000, respectively of our cash in contributions to our joint venture in India. The negative cash flow in the quarter was met by cash reserves from the issuances of common stock incident to the completion of registered direct offering in February and the issuance of preferred stock in January. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate material revenue. Until our operations become profitable, we will continue to rely on proceeds received from our offerings of stock. In August 2018 we filed a shelf registration of our securities with the SEC and in September 2018 it was declared effective. In February 2019 we completed the registered direct offering described above pursuant to that registration. We expect additional investment capital to come from (i) additional issuances of our common stock pursuant to our S-3 shelf registration with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

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

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $435,000 per month during the nine months ended September 30, 2019. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue. Sales and marketing efforts have resulted in revenue being generated from sales of our diagnostics products in India, South and Central America and for our mosquito vector control program in the United States. The amount of revenue from these and other revenue sources will determine the amount of additional investment needed to bridge the gap until we achieve a breakeven status.

Our long-term liquidity is dependent upon execution of our business model and the increase of revenue generating activities and working capital as described above, and upon capital needed for continued commercialization and development of our diagnostic testing technology. Commercialization and future development of diagnostic tests utilizing our PCR technology are expected to require additional capital annually for the foreseeable future. The amount required will increase or decrease depending on the opportunities we determine to pursue and available funding.

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

The material weakness identified during management’s assessment was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could result in a material misstatement of accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. The Company hired, in the second quarter of 2019, consultants with the necessary technical accounting expertise to improve the Company’s accounting processes and internal control program. The Company has unconsolidated foreign subsidiaries over which it does not exercise any financial reporting control.

Because of the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2019, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s last three-month period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company hired an independent consulting company to render a report on the Company’s internal control systems and provide recommendations for improving our internal control given the size of the Company’s accounting staff. To the extent possible with the current accounting staff the internal control recommendations have been implemented.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company has no legal proceedings and to the knowledge of management, no litigation has been threatened.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2019, we issued 200,000 shares of our common stock to an individual who converted 2,400 shares of our Series A Preferred Stock to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

On September 30, 2019, we issued 15,156 shares of our common stock to an entity that provides services for the Company pursuant to a written contract. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

On September 30, 2019, we issued 6,000 shares of our common stock to an entity that provides services for the Company pursuant to a written contract. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof and Regulation D promulgated thereunder.

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

CO-DIAGNOSTICS, INC.

Date: November 12, 2019	By:	/s/ Dwight H. Egan
Dwight H. Egan
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Reed L Benson
Reed L Benson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

