Form 10-K
period 2019-12-31
Co-Diagnostics, Inc.
filed 2020-03-30
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number 001-38148

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,333,831.

As of March 22, 2020, there were 27,438,701 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 and notes incorporated by reference therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report to conform our statements to actual results or changed expectations.

You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider this list to be a complete set of all potential risks or uncertainties.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the results of clinical trials and the regulatory approval process;

●	market acceptance of any products that may be approved for commercialization;

●	our ability to protect our intellectual property rights;

●	the impact of any infringement actions or other litigation brought against us;

●	competition from other providers and products;

●	our ability to develop and commercialize new and improved products and services;

●	changes in government regulation;

●	and other factors (including the risks contained in the section entitled “Risk Factors” in other documents we file with the SEC) relating to our industry, our operations and results of operations.

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

ITEM 1: BUSINESS

Overview

Co-Diagnostics, Inc., a Utah corporation (“Company,” or “CDI,”) is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We have developed and we manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design (“Co-Primers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

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

Our scientists use the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in PCR testing systems. CDI technologies are now protected by seven granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which enables the sale of diagnostic tests at a lower price than competitors, while generating a profit margin.

We may either sell or lease the MDX Device to labs and diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary tests to those laboratories and testing facilities.

We designed our tests by identifying the optimal locations on the target gene for amplification and paired the location with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, the data resulting from our tests verify that we succeeded in designing what we intended at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in a clinical evaluation setting using initial production tests to confirm that the product as designed meets the user needs.

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

Using its proprietary test design system and proprietary reagents, CDI has designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for COVID-19, tuberculosis, hepatitis B and C, human papilloma virus, Malaria, chikungunya, dengue, and the Zika virus.

In addition to testing for infectious disease, the technology lends itself to identifying any section of a DNA strand that describe any type of genetic trait, which creates a number of significant applications. We are active in designing and licensing tests that identify genetic traits in plant and animal genomes. We also have a number of tests developed to test mosquitos for the identification of diseases carried by the mosquitos to enable municipalities to concentrate their efforts in spraying mosquito populations on the specific areas known to be breeding the mosquitos that carry deadly viruses.

Recent Developments

On January 23, 2020, we announced the completion of the principle design work for a PCR screening test for new coronavirus, COVID-19, intended to address potential need for detection of the virus. An outbreak of respiratory illness caused by the pneumonia-like COVID-19 has spread rapidly over past few months, after first being discovered in the Chinese city of Wuhan on December 31, 2019. China confirmed human-to-human transmission of the virus and the United States announced the first infection in this country, detected in a traveler returning from Wuhan. Our COVID-19 test features the Company’s patented CoPrimer™ technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization and Centers for Disease Control.

On February 20, 2020, we announced that our Logix Smart™ COVID-19 Test technical file had been submitted for registration with the European Community, and that it was expected to be available late February as an in vitro diagnostic (“IVD”) for markets that accept a CE marking as valid regulatory approval. Subsequently, on February 24, 2020, we announced that our test obtained regulatory clearance to be sold as an in vitro diagnostic for the diagnosis of SARS-CoV-2 (COVID-19) in markets that accept CE-marking as valid regulatory approval, and became available for purchase from the Company’s Utah-based ISO-13485:2016 certified facility. The Declaration of Conformity for the Logix Smart COVID-19 test confirms that it meets the Essential Requirements of the European Community’s In-Vitro Diagnostic Medical Device Directive (IVDD 98/79/EC), permitting export and sales of the product as an IVD to commence immediately in the European Community. We shipped samples of the Research Use Only version of our test to distributors in various countries, which allowed future customers to confirm the quality and sensitivity of the product, and for us to accelerate the sales efforts of the COVID-19 test. We commenced sales of the COVID-19 tests in February and March and have sold the tests in numerous countries around the world as well as sales to labs in the United States.

Infectious Disease Product Offering

Using its proprietary test design system and proprietary reagents, CDI designs and sells PCR diagnostic tests for diseases and pathogens such as COVID-19, tuberculosis, hepatitis B and C, Malaria, dengue, human papilloma virus, chikungunya, and Zika virus, all of which tests have been designed and verified in CDI’s laboratory. Our tuberculosis test and Zika test received a CE Mark in 2018, and a triplex test for Zika, Dengue and Chikungunya received a CE Mark in 2019, qualifying our test to be sold throughout the European community and in most countries in central and South America. In December, 2019, our Indian joint venture received a license to manufacture and sell Tuberculosis, Hepatitis B, Hepatitis C, Human Papilloma virus 16/18 and Malaria tests in India from the Central Drugs Standard Control Organization (“CDSCO”). In February 2020, we received a CE Mark for our Logix Smart COVID-19 test.

As explained above, the development of our Logix Smart COVID-19 test was designed, developed, submitted for regulatory approved and ready to be used both as a Research Use Only (“RUO”) and as an IVD in countries that accept a CE Mark as approval for use of the test in a period of just over thirty days. This is a real world example of how in an evolving epidemic that the CDI technology can be used to get diagnostics tools in the hands of medical professionals without delay. It can be similarly used to design a test for mutations of the virus should they occur.

Caribbean and Central and South America

Our initial sales were to entities within the Caribbean Public Health Agency Members States (Anguilla, Antigua and Barbuda, Aruba, Bahamas, Barbados, Belize, Bermuda, BES Islands, British Virgin Islands, Cayman Islands, Curacao, Dominica, Grenada, Haiti, Guyana, Jamaica, Montserrat, Saint Kitts and Nevis, Saint Lucia, St Maarten, Saint Vincent and the Grenadines, Suriname, Trinidad and Tobago, Turks and Caicos Islands).

In some of these countries, there are no regulatory hurdles and we can start offering our tests immediately. We have applied for registration of our tests in those countries that require registration and our distributors in those countries have provided us with in country assistance in completing such registrations.

We first offered our Zika test in this region because of the demand for such test, followed quickly by tests for tuberculosis, our triplex test for Zika, chikungunya, and dengue, hepatitis B and C, and dengue. Products are manufactured for sale upon receipt of purchase orders from labs and hospitals.

India

The Company has entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed an Indian joint venture which is CoSara Diagnostics, Pvt. The agreement provides for the construction of a manufacturing plant and the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have completed licensing of the plant in Rinoli, India, that will be used for testing and manufacturing for the Indian market.

Since the tests will be conducted in India on Indian citizens, no FDA approval or inspection will be required. As mentioned above, the CDSCO has given us the approval for manufacture and sale of the five tests referred above and the Company has begun to take orders for our tests. The Company has commenced a reagent rental program in India with our Mx Device. We have placed five of our Mx Devices with labs in India and have purchased an additional fifteen Mx Devices in the first quarter of 2020. Each of the reagent rental placements requires the purchase of a minimum of 250 tests per month. We have submitted to the CDSCO our technical file requesting approval for the manufacture and sale of our COVID-19 test in India and have received authorization to begin manufacture and sale of COVID-19 tests on a RUO basis. We intend to submit technical files to the CDSCO requesting approval tests for HIV and Dengue as well as a blood bank panel before the end of the second quarter of 2020 and expect them to be approved for sale in 2020.

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

Europe

Molecular diagnostics, such as our tests, are governed in Europe by the framework for in vitro diagnostics (IVDs), which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for IVDs is built largely on a self-certification procedure, placing heavy responsibility on manufacturers. Non self-certified products are subject to the same standards as self-certified products but are subject to audit and review by a notified body prior to receiving approval to be CE-marked. A CE-marking is a manufacturer’s declaration that a product meets the requirements of the applicable European Commission directive. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may be CE-marked as an indication that the product is compliant with EU legislation and sold in the European Union. We have received CE Marks for four of our tests including COVID-19, tuberculosis, Zika, and our zika, dengue, chikungunya triplex tests.

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

United States

The U.S. Food and Drug Administration (FDA) has granted permission for us to export many of our products. The FDA’s permission to export was granted under Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801(e) of the FDA Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any Premarket Approval steps with the FDA. Section 801(e) applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices. We have applied to the FDA for Emergency Use Authorization for our COVID-19 test, which would allow sales in the US to qualified labs.

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

Mosquito Vector Control Services.

In response to market demand, we introduced our first diagnostics tests to be used exclusively to test mosquito DNA in June 2019. Municipalities in the US and many other countries in the world are concerned about the diseases carried by mosquitos and which infect the human population. To prevent outbreaks of potentially harmful viruses, such as Zika or West Nile, from infecting the public the municipalities conduct spraying operations to eliminate the mosquito populations carrying the diseases. Because it is too expensive to spray all mosquito breeding areas, the problem is to identify which particular area has mosquitos that are carrying the harmful viruses. To know where the host mosquitos with the harmful viruses are located, traps are set, mosquitos collected and then tested to find the areas that most needed spraying. There are over three thousand mosquito abatement districts throughout the United States and almost all of them conduct testing to help make the spraying more effective.

Our first test is a triplex test that tests for West Nile, Western Equine and St. Louis encephalitis. We began shipping the tests in June 2019. We have since added a second test that tests mosquitos for Zika, chikungunya and dengue in a triplex test. Finally, in November, we completed a test for West Nile, Eastern Equine and St. Louis encephalitis, specifically for use in the eastern United States. As a result, mosquito abatement districts can test for three target viruses in one test for the same cost as one test would cost ($10-$15) using other market available PCR tests. Additionally, the districts are more effective because they can get test results in a matter of hours using our product instead of weeks when they have to wait for a central lab to process the mosquito tests.

We have sold our Vector Smart test products and/or related lab equipment to seven different testing districts and are marketing our products through trade shows, electronic and regular mail solicitations and have hired additional sales personal in the eastern US to more economically and efficiently market to the east coast areas.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits and low-cost MDx-device.

●	Flexibility: CDI’s tests have been designed to run on many vendors’ DNA diagnostic testing machines. These tests are particularly well suited to the new generation of “lab-on-a-chip” and “point-of-care” (“LOC and POC”), highly portable analysis machinery for field, clinic and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE Mark for our Logix Smart coronavirus disease (COVID-19) test being approximately 30 days.

●	Accuracy: We believe our tests are more accurate than competitors’ and can detect more strains of viruses.

●	Exclusivity: CDI owns all patents and all intellectual property used in preparation of its tests.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable DNA-based diagnostics, which CDI plans to offer.

●	Low-cost Provider: We plan to keep the Company’s overhead low. Its platform technology obviates the need to pay patent royalties typically required of its competitors, which use patented test platforms to design their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, the Company anticipates that it can identify the best target markets, not only in high burden developing countries (HBDC’s) but also in developed nations.

●	Growth Industry Category: We believe that DNA testing is the fastest-growing segment of in-vitro diagnostic testing.

●	Combination Product Offering: CDI’s ultra-sensitive tests can be a well-designed match for a new generation of handheld and other small point-of-care devices now entering the market. Used together, these affordable tests and devices may revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multi-plexing: Our initial development efforts have demonstrated that our Co-Primer designed tests will be able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that generally occur in multiplexed tests.

Liquid Biopsy for Cancer Screening

The development of the liquid biopsy test will spur low cost testing in many developing countries. We believe that our liquid biopsy cancer screening shall be ready for testing in 2020 if we have sufficient development resources to dedicate to the project. Medical applications of our SNP detection technology can determine the presence of cancer cells or cell-free genetic material in a liquid or tissue biopsy, and to determine the distinct type of cancer involved. A real-life example of this includes being able to identify specific mutation(s) in genes linked to breast cancer in order to determine a patient’s prognosis, initiate the most effective and affordable treatment and to determine whether chemotherapy is necessary. After diagnosis the relative cost of our technology allows for frequent testing to measure the effectiveness of the treatment.

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

In mid-2017, the Company was first approached by a large agribusiness to evaluate our ability to multiplex certain target genomes. The results of the development project have been to successfully demonstrate our ability to not only multiplex the target genomes, but targeted SNP’s as well. The project was undertaken in conjunction with the manufacturer of our CoPrimer tests. The results of the project encouraged the parent of our manufacturer to seek a world-wide licensing arrangement for our CoPrimers in the agricultural industry, which was completed in October 2018. Pursuant to the exclusive license for the agrigenomics industry, the licensee will pay us a royalty for all CoPrimers sold to the licensee’s customers. In January 2019, the licensee formally introduced the product at a large agricultural conference and has branded the product to sell as BHQCoPrimers.

Additional Licensing and Assay Development

In addition, the unique properties of our CoPrimer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next gen sequencing. Our licensee for our agricultural testing requested an expansion of our license agreement to include test design services for their customers and potential customers, both in the infectious disease arena as well as for agricultural customers. The license was amended in July 2019 and we will derive a license fee from our licensee for its design services. If any of its customers desire to commercialize the tests designed, they will need to seek a commercial license directly from us. Because of these unique characteristics of CoPrimers, research companies and institutions have requested that we design diagnostics to locate and identify uncommon gene sequences and SNPs and create tests for the target sequences in a multiplexed reaction. This application of our technology is in its beginning stages, but we believe that the results from our initial research indicate a significant step forward in defining the capabilities of our technology, which we believe can be translated to revenue producing licensing arrangements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 2401 S. Foothill Drive, Salt Lake City, Utah 84109. We occupy the space at the executive offices under a lease, which expired January 31, 2020. We currently occupy the space on a month to month basis as we negotiate a longer-term lease. The lease covers approximately 10,273 square feet of lab and office space leased at a rate of $14,831 per month. We have no other properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. There is one lawsuit pending in the State of Florida alleging liable, which we believe is groundless and has no relevance to our products or services and which will be vigorously defended. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company. We have received inquiries relative to the sudden rise in the price of our stock from FINRA and NASDAQ, to which we have responded.

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

2020	HIGH	LOW
First Quarter (through March 15, 2020)	$21.75	$0.88

2019
First Quarter	$3.77	$.90
Second Quarter	$1.20	$.69
Third Quarter	$2.00	$.79
Fourth Quarter	$1.20	$.85

2018	HIGH	LOW
First Quarter	$3.27	$1.45
Second Quarter	$6.66	$1.57
Third Quarter	$4.30	$2.60
Fourth Quarter	$3.10	$1.15

Holders

As of March 13, 2020, the last reported sales price reported on NASDAQ for our common stock was $9.86 per share. As of the date of this filing, we had approximately 336 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying audited financial statements, and notes thereto, included elsewhere in this report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the sections of this report entitled “Risk Factors” in other filings with the SEC and “Forward-Looking Statements” in this Annual Report for a more complete discussion of the risks and uncertainties associated with an investment in our securities.

Overview

Business Overview

Co-Diagnostics, Inc., a Utah corporation (“Company,” or “CDI,”) is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We have developed and we manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design (“Co-Primers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

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

Our scientists use the complex mathematics of DNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in PCR testing systems. CDI technologies are now protected by seven granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which enables the sale of diagnostic tests at a lower price than competitors, while generating a profit margin.

We may either sell or lease the MDX Device to labs and diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary tests to those laboratories and testing facilities.

We designed our tests by identifying the optimal locations on the target gene for amplification and paired the location with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, the data resulting from our tests verify that we succeeded in designing what we intended at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in a clinical evaluation setting using initial production tests to confirm that the product as designed meets the user needs.

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

Using its proprietary test design system and proprietary reagents, CDI has designed and obtained regulatory approval to sell PCR diagnostic tests for COVID-19, tuberculosis, hepatitis B and C, human papilloma virus, Malaria, chikungunya, dengue, and the Zika virus.

In addition to testing for infectious disease, the technology lends itself to identifying any section of a DNA strand that describe any type of genetic trait, which creates a number of significant applications. We are active in designing and licensing tests that identify genetic traits in plant and animal genomes. We also have a number of tests developed to test mosquitos for the identification of diseases carried by the mosquitos to enable municipalities to concentrate their efforts in spraying mosquito populations on the specific areas known to be breeding the mosquitos that carry deadly viruses.

Recent Developments

On January 23, 2020, we announced the completion of the principle design work for a PCR screening test for new coronavirus, COVID-19, intended to address potential need for detection of the virus. An outbreak of respiratory illness caused by the pneumonia-like COVID-19 has spread rapidly over past few months, after first being discovered in the Chinese city of Wuhan on December 31, 2019. China confirmed human-to-human transmission of the virus and the United States announced the first infection in this country, detected in a traveler returning from Wuhan. Our COVID-19 test features the Company’s patented CoPrimer™ technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization and Centers for Disease Control.

On February 20, 2020, we announced that our Logix Smart™ COVID-19 Test technical file had been submitted for registration with the European Community, and that it was expected to be available late February as an in vitro diagnostic (“IVD”) for markets that accept a CE marking as valid regulatory approval. Subsequently, on February 24, 2020, we announced that our test obtained regulatory clearance to be sold as an in vitro diagnostic for the diagnosis of SARS-CoV-2 (COVID-19) in markets that accept CE-marking as valid regulatory approval, and became available for purchase from the Company’s Utah-based ISO-13485:2016 certified facility. The Declaration of Conformity for the Logix Smart COVID-19 test confirms that it meets the Essential Requirements of the European Community’s In-Vitro Diagnostic Medical Device Directive (IVDD 98/79/EC), permitting export and sales of the product as an IVD to commence immediately in the European Community. We shipped samples of the Research Use Only version of our test to distributors in Italy and Germany, which allows future customers to confirm the quality and sensitivity of the product prior to the IVD being available, and for us to accelerate the sales efforts of its diagnostic. Many other global markets also accept a CE marking as valid regulatory approval following routine local product registration, which allows sales of our COVID-19 IVD into these areas.

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

In December 2019, we announced that CoSara Diagnostics Pvt Ltd (“CoSara,” or the “JV”), our joint venture for manufacturing, obtained regulatory clearance for five tests to be manufactured and sold as in vitro diagnostics (“IVDs”) from their facility in Ranoli India.

The tests for Mycobacterium tuberculosis, malaria, hepatitis B, hepatitis C and human papillomavirus (HPV) met the requirements of the Central Drug Standard Control Organization (“CDSCO”) Medical Device Rules (MDR) 2017, File no. 29/Misc./3/2017-DC (292), to be manufactured and sold as IVDs. CDSCO approval was granted following the completion of the CoSara manufacturing facility and a comprehensive inspection of the location, presentation of the technology, quality system, procedures, product validation data and performance evaluation by an independent NABL & CAP accredited laboratory. The licenses and regulatory clearance allow CoSara for the first time to manufacture and sell the tests for the detection of the respective pathogens and microorganisms.

CoSara distributors have begun taking pre-orders for the five IVDs. The JV has the exclusive manufacturing rights in India for the complete menu of our infectious disease molecular diagnostics kits, designed by us using our patented CoPrimer™ technology platform. Additional tests such as our COVID-19 test have been submitted to the CDSCO for approval and others such as consist a drug-resistant tuberculosis, HIV and more, including a multiplexed panel specifically for blood-bank screening will be submitted in 2020. Since the tests will be conducted in India on Indian citizens, no FDA approval or inspection will be required.

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

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO, including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of March 15, 2020, we had three additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

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

Major Customers

We had no major customers in 2019, but one customer in the first quarter of 2020 comprised approximately 20% of our sales to date and payment was received in advance of shipment of the tests.

Competition

The molecular diagnostics industry is extremely competitive. There are many firms that provide some or all of the products we provide and provide many diagnostic tests that we have yet to develop. Many of these competitors are larger than us and have significantly greater financial resources. Because we are not established, many of our competitors have a competitive advantage in the diagnostic testing industry because they also have other lines of business in the pharmaceutical industry from which they derive revenues and for which they are well known and respected in the medical profession. We will need to overcome the disadvantage of being a start up with no history of success and no respect of the medical and testing professionals. In the diagnostic testing industry, we compete with such companies as Roche, BioMerieux, Siemans, Qiagen, and Cephied and with such pharmaceutical companies as Abbott Laboratories, Becton, Dickinson and Johnson and Johnson.

Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

Employees

We currently employ 23 full-time personnel at our executive offices and lab facilities in Salt Lake City, Utah, and two employees outside of Utah. We have engaged independent contractors in the US and India to promote the use of our products and develop outlets for products and employ the services of an independent sales representatives in our mosquito vector sales efforts.

Government Regulation

We will be regulated by the U.S. Federal Drug Administration and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. Because our lab is ISO certified we are allowed to apply for CE-Marking, which will allow us to sell in most countries in Europe, South America and Asia. We currently have CE Marks issued for our COVID-19 test, tuberculosis test, our zika virus test, and a triplex test that tests for zika, dengue, and chikungunya simultaneously. Our joint venture in India is regulated by the CDSCO and has approved the manufacture and sale of five diagnostic tests and has approved the manufacture and sale of COVID-19 tests on as a Research Use Only test pending approval for full manufacture and sale.

Properties

Our executive offices are located at 2401 S. Foothill Drive, Salt Lake City, Utah 84109. We occupy the space at the executive offices under a month to month lease. The lease covers approximately 10,273 square feet of lab and office space leased at a rate of $14,831 per month. We have no other properties.

Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. There is one lawsuit pending in the State of Florida alleging liable, which we believe is groundless and has no relevance to our products or services and which will be vigorously defended. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company. We have received inquiries relative to the sudden rise in the price of our stock from FINRA and NASDAQ, to which we have responded.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2019 and 2018

Table derived from audited financial statements	For the years ended
	December 31,	December 31,
	2019	2018

Net sales	$214,974	$39,911
Cost of sales	112,431	9,391
Gross profit	102,543	30,520

Operating expenses:
Selling and marketing	1,061,676	1,165,631
Administrative and general	3,497,273	3,570,786
Research and development	1,371,433	1,361,154
Depreciation and amortization	65,902	50,765
Total operating expenses	5,996,284	6,148,336
Total operating loss	(5,893,741)	(6,117,816)

Other expense:
Interest expense	(28,196)	(134,947)
Loss on extinguishment of debt	(78,241)	—)
Net gain (loss) from investment in joint venture	(232,881)	(38,764)
Net gain (loss) on disposition of assets	850	—
Interest income	36,652	19,804
Total other expense	(301,816)	(153,907)

Loss before income taxes	(6,195,557)	(6,271,723)
Provision for income taxes	—	—
Net loss	$(6,195,557)	$(6,271,723)

Revenues

Sales of products in the twelve months ended December 31, 2019 were $214,974, which consisted of sales of testing equipment of $128,124, sales from the license of our technology in the agriculture industry of $50,000 and $36,850 which represented the initial sales of our diagnostic tests, primarily of our mosquito vector products. For the twelve months ending December 31, 2018, we realized revenue from the sale of diagnostic equipment of $10,123 and had licensing revenue of $29,088 and test revenue of $700.

Cost of Revenues and Gross Profit

We recorded costs of sales for the twelve months ended December 31, 2019 of $112,431 compared to costs of sales of $9,391 for the twelve months ended December 31, 2018. The increase in costs of sales of $103,040 was due to the increase in sales. Most of the increased related to the cost of equipment sold, which was $93,171 as equipment has the highest cost of sales. Costs of sales of tests increased $9,869 as a result of increased sales. There were no costs associated with the license revenue.

Operating Expenses

We incurred total operating expenses of $5,996,284 for the year ended December 31, 2019 compared to total operating expenses of $6,148,336 for the year ended December 31, 2018. The decrease of $152,052 was due to a decrease in general and administrative expense of $73,513 and a decrease in sales and marketing costs of $103,955, partially offset by an increase of $15,137 in depreciation and amortization expense and an increase of $10,279 in our research and development expenses.

Our general and administrative expenses decreased $73,513 from $3,570,786 for the year ended December 31, 2018 to $3,497,273 for the year ended December 31, 2019. The decrease was primarily the result of a decrease of $975,417 in consulting fees and a decrease of $46,249 in attorney fees. These decreases were partially offset by an increase of $529,602 in other professional services, an increase in salaries and related benefits of $116,419 and an increase of $121,443 in option and warrant expense reflecting the issuance of options to our employees and others. In addition, insurance costs increased $77,757 and travel expenses increased $64,873.

Our sales and marketing expenses for the year ended December 31, 2019 were $1,061,676 compared to sales and marketing expenses of $1,165,631 for the year ended December 31, 2018. The decrease of $103,955 was due primarily to incurring a marketing expense of $497,208 related to acquisition of a distributor network in 2018 that was not repeated in 2019. Other sales and marketing costs generally increased. We experience an increase of $192,786 in salaries and related benefits, an increase of $118,026 in travel and convention related expenses and an increase of $90,573 in consulting expenses, all of which were incurred as we increased our sales efforts.

Our research and development expenses increased by $10,279 from $1,361,154 for the year ended December 31, 2018 to $1,371,433 for the year ended December 31, 2019. The increase was primarily due to an increase of $163,319 in salaries and related benefits as we increased research and development activities. The increase was partially offset by a decrease of $76,795 in consulting fees for research services, a decrease of $72,528 in other professional services and a decrease of $22,528 in other lab services.

Interest and Other Expense

Interest and other expense items increased for the year ended December 31, 2019 by $147,909. The increase in expenses related primarily to an increased loss of $194,117 related to our India joint venture and a loss on extinguishment of debt of $78,241, which occurred when a loan was converted to preferred stock. The increase in loss was partially offset by a decrease in interest expense of $106,751and an increase in interest income of $16,848.

Net Loss

We had net loss of $6,271,723 for the year ended December 31, 2018 compared to a net loss of $6,195,557 for the year ended December 31, 2019. The decrease in net loss for the year ended December 31, 2019 compared to the year ended December 31, 2018 was $76,166. Our total operating expenses decreased by $152,052 and our total other expenses increased by $147,909 as explained in more detail above.

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

At December 31, 2019, we had cash and cash equivalents of $893,138, total current assets of $1,584,254, total current liabilities of $328,070 and total stockholders’ equity of $1,737,256. At December 31, 2018, we had cash and cash equivalents of $950,237, total current assets of $1,051,913, total current liabilities of $2,351,983 and total stockholders’ deficit of $1,058,811.

We experienced negative cash flow used in operations during the twelve months ended December 31, 2019 of $5,525,091 compared to negative cash flow used in operations for the twelve months ended December 31, 2018 of $4,080,036. In addition, we used $592,764 of our cash in financing transactions and used $322,000 in contributions to our joint venture in India. The negative cash flow in 2019 was met by cash reserves received from the completion of a registered direct offering in February 2019 pursuant to our S-3 shelf registration filed in 2018 and declared effective in September 2018. We received net proceeds of $5,000,000 from that offering. In addition, in January 2019 we sold preferred stock from which we received net proceeds of approximately $1,000,000 and converted $2,000,000 of our debt to the preferred stock. The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating losses will continue until we are able to generate revenue and our operations become profitable. We will continue to rely on proceeds received from our public offerings of stock. We expect additional investment capital to come from (i) additional issuances of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $460,000 per month during the year ended December 31, 2019. We completed the registered direct offering described above in January 2019 to fund operations through 2019. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

On February 28, 2020, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 470,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $ 9.00 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares were approximately $4.00 million. The closing of the offering occurred on or about February 28, 2020. In the same manner as February 10, 2020 offering, the Common Shares sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, that was originally filed on August 14, 2018 and declared effective by the Securities and Exchange Commission (“SEC”) on September 7, 2018, and the base prospectus contained therein (File No. 333-226835).

On February 10, 2020, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 3,324,676 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $ 3.08 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares were approximately $10.2 million. The closing of the offering occurred on or about February 13, 2020. In the same manner as January 23, 2020 offering, the Common Shares sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, that was originally filed on August 14, 2018 and declared effective by the Securities and Exchange Commission (“SEC”) on September 7, 2018, and the base prospectus contained therein (File No. 333-226835).

On January 23, 2020, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 3,448,278 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.45 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares were approximately $5,000,000. The closing of the offering occurred on or about January 28, 2020. The Common Shares sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, that was originally filed on August 14, 2018 and declared effective by the Securities and Exchange Commission (“SEC”) on September 7, 2018, and the base prospectus contained therein (File No. 333-226835).

On March 6, 2020, one of our warrant holders exercised its warrants for 25,000 shares of our common stock at $2.00 per share and paid us $50,000. In February and March, 2020 an additional 15 warrant holders exercised an aggregate of 759,445 warrants to purchase 694,492 shares of our common stock on a cashless basis.

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

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect our operating loses will continue until we are able to generate revenue. Revenue commenced in 2019 and has increased substantially in 2020 and our need for additional investment will depend on the amount of revenue generated. At our current level of operating expenditures, we have sufficient cash to fund operations for the next twelve months. Absent a significant acquisition or capital expansion, we do not expect to raise additional capital.

Our long-term liquidity is dependent upon execution of our business model and the commencement of revenue generating activities and working capital as described above, and upon capital needed for continued commercialization and development of our diagnostic testing technology. Commercialization and future development of diagnostic tests utilizing our PCR technology are expected to require additional capital estimated to be approximately $1,350,000 annually for the foreseeable future. This estimate will increase or decrease depending on specific opportunities and available funding.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Co-Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Co-Diagnostics, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

March 30, 2020

We have served as the Company’s auditor since 2016.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS:
Current Assets
Cash and cash equivalents	$893,138	$950,237
Accounts receivable, net	131,382	13,420
Inventory	197,168	18,153
Prepaid expenses	362,566	70,103
Total current assets	1,584,254	1,051,913

Property and equipment, net	196,832	156,138
Investment in joint venture	434,240	345,121
Total other long-term assets	631,072	501,259

Total assets	$2,215,326	$1,553,172
LIABILITIES AND STOCKHOLER’S EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$5,959	$148,967
Accrued expenses	200,788	174,444
Accrued expenses (related party)	120,000	120,000
Current notes payable net of $0 and $91,427 discount, respectively	—	1,908,572
Deferred income current	1,323	—
Total current liabilities	328,070	2,351,983

Long-term Liabilities
Accrued liabilities (related-party)	150,000	260,000
Total long-term liabilities	150,000	260,000
Total liabilities	478,070	2,611,983

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 5,000,000 shares authorized; 25,600 and no shares issued and outstanding, respectively	26	—
Common stock, $.001 100,000,000 shares authorized; 17,342,922 and 12,923,383 shares issued and outstanding, respectively	17,343	12,923
Additional paid-in capital	26,687,701	17,622,433
Accumulated deficit	(24,967,814)	(18,694,167)
Total stockholders’ equity (deficit)	1,737,256	(1,058,811)

Total liabilities and stockholders’ equity (deficit)	$2,215,326	$1,553,172

See accompanying notes to consolidated financial statements

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2019	2018

Net sales	$214,974	$39,911
Cost of sales	112,431	9,391
Gross profit	102,543	30,520

Operating expenses:
Selling and marketing	1,061,676	1,165,631
Administrative and general	3,497,273	3,570,786
Research and development	1,371,433	1,361,154
Depreciation and amortization	65,902	50,765
Total operating expenses	5,996,284	6,148,336
Total operating loss	(5,893,741)	(6,117,816)

Other expense:
Interest expense	(106,437)	(134,947)
Interest income	36,652	19,804
Gain on disposition of assets	850	—
Net loss from investment in joint venture	(232,881)	(38,764)
Total other expense	(301,816)	(153,907)

Loss before income taxes	(6,195,557)	(6,271,723)
Provision for income taxes	—	—
Net loss	$(6,195,557)	$(6,271,723)

Net loss per share – basic and diluted	$(0.36)	$(0.50)

Weighted average shares – basic and diluted	16,756,912	12,484,617

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2017	—	$—	12,317,184	$12,317	$16,260,651	$(12,422,444)	$3,850,524
Stock issued for the exercise of warrants	—	—	272,727	273	29,7272	—	30,000
Stock-based compensation	—	—	333,472	333	1,332,055	—	1,332,388
Net loss	—	—	—	—	—	(6,271,723)	(6,271,723)
Balance as of December 31, 2018	—	$—	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)

Public Offering, net of offering costs of $592,764	—	—	3,925,716	3,926	4,899,312	—	4,903,238
Issuance of preferred stock	30,000	30	—	—	2,999,970		3,000,000
Stock -based compensation	—	—	127,156	127	1,088,259	—	1,088,386
Conversion of Preferred Stock to Common	(4,400)	(4)	366,667	367	(363)	—	—
Warrant exercise price reset	—		—	—	78,090	(78,090)	—
Net loss	—	—	—	—	—	(6,195,557)	(6,195,557)
Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,195,557)	$(6,271,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,902	50,765
Stock based compensation	1,088,386	1,332,388
Accretion of notes payable discount	91,428	—
Gain on disposition of assets	(850)	—
Allowance for doubtful accounts	11,000	—
Loss on equity method investment	232,881	38,764
Changes in assets and liabilities:
Increase (decrease) deferred income	1,323	(194,338)
Decrease (increase) in prepaid and other assets	(292,463)	900,666
Increase in accounts receivable	(121,462)	(13,420)
Increase in inventory	(179,015)	(9,085)
Increase (decrease) in accounts payable and accrued expenses	(226,664)	85,947

Net cash used in operating activities	(5,525,091)	(4,080,036)

Cash flows from investing activities:
Purchase of property and equipment	(113,246)	(41,336)
Investment in joint venture	(322,000)	(339,000)

Net cash used by investing activities	(435,246)	(380,336)

Cash flows from financing activities:
Proceeds from sale of common stock	5,496,002	30,000
Proceed from sale of preferred stock	1,000,000	—
Proceeds from debt financing	—	2,000,000
Offering costs	(592,764)	(153,845)

Net cash provided by financing activities	5,903,238	1,876,155

Net increase (decrease) in cash	(57,099)	(2,584,217)

Cash and cash equivalents beginning of period	950,237	3,534,454

Cash and cash equivalents end of period	$893,138	$950,237

Supplemental disclosure of cash flow information:
Interest paid	$15,000	$71,000
Income taxes paid	$—	$—

Schedule of non-cash (investing) and financing activities:
Warrants issued for services	$379,487	—
Conversion of preferred stock to common	$440,000	$—
Conversion of debt for preferred stock	$2,000,000	$—

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

We entered into a joint venture agreement with a company in India for the purpose of setting up a manufacturing location in India of our products and for distribution of our products in India. We invested $322,000 and $339,000 in 2019 and 2018, respectively for our 50% interest in the joint venture. We determined that we had a variable interest in the joint venture company, which is considered a variable interest entity, but that we were not the primary beneficiary as the power to direct the significant activities of the joint venture company are shared. Therefore, we used the equity method of accounting to record our investment in the joint venture. Our equity method investees are recorded in other long-term assets in the accompanying consolidated balance sheet. Our share of earnings or losses from equity method investees is included in other losses in the accompanying consolidated statements of operations.

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

Significant Account Policies

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, and highly liquid investments to be cash equivalents. At December 31, 2019, the Company had $389,147 in bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2018, the Company had $700,237 in bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. Included in cash and cash equivalents at December 31, 2019 was $253,991 in short-term federally insured certificates of deposits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At December 31, 2019 and 2018 total net accounts receivable was $131,382 and $13,420 which included an allowance for uncollectable accounts of $11,000 and $0, respectively.

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

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the years ending December 31, 2019 and 2018, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. As of December 31, 2019, and 2018, there were 3,005,352 and 1,656,242 potentially dilutive shares, respectively.

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

Research and Development

Research and development costs are expensed when incurred. The Company expensed $1,371,433 and $1,361,154 of research and development costs for the years ended December 31, 2019 and 2018, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the diagnostic testing technology, and are amortized on a straight-line basis over their useful life of approximately 20 years. Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office, or PTO, including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of March 15, 2020, we had two additional patents pending in the U.S. and foreign counterpart applications. While we are unsure whether we can develop the technology in order to obtain the full benefits of the issued patents, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from April 2013 forward.

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined by using cash flow analyses and other market valuations. After our review at December 31, 2019, it was determined that no adjustment was required.

Customer Leased Equipment

Customer leased equipment is capitalized and depreciated using the straight-line method over the estimated useful life of the equipment, generally from three to five years. The expense for the depreciation on this equipment is included in cost of sales. The company typically retains ownership of this equipment.

Revenue Recognition

The Company generates revenue from product sales and license sales. The Company recognizes revenue when all of the following criteria are satisfied: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as the Company satisfies each performance obligation.

The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as deferred revenue.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2020, for public EGC companies like us. Management is currently evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, for public EGC companies like us. This update did not have a significant impact on the Company’s financial statements.

NOTE 2: NOTES PAYABLE

The recorded value of our notes payable (net of $91,427 debt discount) for the years ending December 31, 2019 and 2018, were as follows:

	December 31, 2019	December 31, 2018
Notes payable, net of debt discount
Robert Salna Promissory Note Payable	—	1,908,572
Total	—	1,908,572
Less Current Portion	—	(1,908,572)
Total Long-term	$—	$—

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

On January 30, 2019, we entered into a securities purchase agreement with two investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million note owed by the Company to the investors. Upon conversion we recognized $78,241 as interest expense for the unamortized debt discount. For the year ended December 31, 2019 we recorded $106,409 in interest expense, of which $15,000 was for interest paid and $91,427 was for accretion of note discount.

For the year ended December 31, 2018, we recorded $71,000 in interest expense. We incurred $153,845 in note origination costs which are being accreted of the life of the note. For the year ended December 31, 2018, we recorded $62,417 in interest expense for the accretion of these note origination costs.

At December 31, 2019 we had no outstanding notes payable.

NOTE 3: STOCK-BASED COMPENSATION

Stock Incentive Plans

Under the Co-Diagnostics, Inc. 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options, share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units to employees and directors and non-qualified stock options to consultants of the company. Options generally expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant with the first 1/3 vesting on the grant date. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. The Company has used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on market-based implied volatility. The 2015 Plan reserves an aggregate of 6,000,000 shares. The number of unissued stock options authorized under the 2015 Plan at December 31, 2019 was 3,978,183. On February 10, 2020 we issued an aggregate of 100,000 options to the four independent members of our Board of Directors.

Stock Options

There were 890,000 and 850,000 options granted in the years ended December 31, 2019 and 2018, respectively. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the option was granted with a maturity equal to the expected term of the option. The fair values for the options granted were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Risk free interest rate	1.56%	2.95%
Expected life (in years)	10.0	5.5
Expected volatility	63.65%	47.75%
Expected dividend yield	0.00%	0.00%
Stock price	$1.07	$2.63

The weighted average fair value of options granted during the years ended December 31, 2019 and 2018 was $0.52 and $1.24, respectively.

The Company recorded stock-based compensation expense of $589,683 and 468,240 for the years ended December 31, 2019 and 2018, respectively, and all of it is included general and administrative expenses per the Consolidated Statements of Operations.

The following table summarizes option activity during the years ended December 31, 2019 and December 31, 2018, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	332,707	$1.29	$0.70	7.05
Options granted	850,000	2.63	1.24	9.73
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2018	1,172,707	$2.23	$1.09	8.72

Options granted	890,000	1.07	0.52	9.66
Expired	—	—	—	—
Forfeited options	(40,890)	(3.85)	(1.59)	(8.04)
Exercised	—	—	—	—

Outstanding at December 31, 2019	2,021,817	$1.69	$0.83	8.73

The intrinsic value of the outstanding options at December 31, 2019 and 2018 was $102,366 and 245,690, respectively.

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

There were 500,000 and 50,000 warrants issued in the years December 31, 2019 and 2018, respectively. The fair values for the warrants issued were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Risk free interest rate	1.98%	2.94%
Expected life (in years)	5.0	5.0
Expected volatility	50.88%	47.95%
Expected dividend yield	0.00%	0.00%
Stock price	$1.53	$2.41

The weighted average fair value of warrants issued during the years ended December 31, 2019 and 2018 was $1.46 and $1.22 per share, respectively.

Included in stock-based compensation for the year ended December 31, 2019, the Company recognized $390,265 -based compensation expense in general and administrative expenses for the year ended December 31, 2019 for the issuance of 500,000 warrants to two companies for services rendered.

There are 313,779 warrants outstanding that have a down round feature whereby the warrants exercise price could adjust if the Company issues equity below the warrants exercise price. The original exercise price of the warrants was $2.59. During the year ended December 31, 2019, the exercise price of these warrants was adjusted to $1.20 as a result of the issuance of equity below the original exercise price. The value of the effect of the warrant exercise price reset was $78,090 and was recorded to retained earnings and additional paid-in capital.

In the year ended December 31, 2018, the Company included $61,100 of stock-based compensation in sales and marketing expenses for 50,000 warrants issued to a company as part of the repurchasing of a market licensing agreement.

The following table summarizes warrant activity during the years ended December 31, 2019 and 2018, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	706,262	$3.27	$1.48	4.22
Warrants issued	50,000	2.00	1.22	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	272,727	0.11	0.54	3.39
Outstanding at December 31, 2018	483,535	$4.92	$1.99	3.29

Warrants issued	500,000	1.53	1.46	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2019	983,535	$1.44	$1.03	3.34

The following table summarizes information about stock options and warrants outstanding at December 31, 2019.

	Outstanding			Exercisable
Range of		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.01-1.40	1,855,151	6.69	$0.82	1,328,484	$0.70
2.00-3.85	1,055,445	7.87	2.54	772,112	2.51
5.61-7.20	94,756	2.37	6.64	94,756	6.64
$0.01-7.20	3,005,352	6.97	$1.61	2,195,352	$1.60

Common Stock

During the twelve months ending December 31, 2019, we issued an aggregate of 127,516 shares of our common stock to a company valued at $108,463 to three companies for services rendered pursuant to professional services agreements. The shares were issued pursuant to consulting agreements and the services performed were comprised of financial services and media and shareholder relation services.

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

Total unrecognized stock-based compensation was $459,560 at December 31, 2019 which the Company expects to recognize as follows:

Year	Amount
2020	$369,379
2021	90,181
Total	$459,560

NOTE 4: LEASE OBLIGATIONS

Our offices are located at 2401 S Foothill Dr. Suite D Salt Lake City Utah 84109-1479. The space consists of approximately 10,273 square feet and is leased month to month a rate of $14,831 per month. For the years ending December 31, 2019 and 2018, the Company expensed $175,137 and $166,146, respectively for rent.

NOTE 5: RELATED PARTY TRANSACTIONS

The Company acquired the exclusive rights to the Co-Primer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield, a former member of our Board of Directors. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January to pay $700,000 of accrued royalties at the rate of $10,000 per month. For the years ended December 31, 2019 and 2018, the Company paid $110,000 and $100,000, respectively for this license agreement.

At December 31, 2019, and 2018 the Company had $270,000 and $380,000 respectively, in unpaid accrued expenses for technology royalty’s payable to Dr. Satterfield.

NOTE 6: EQUITY

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

During the twelve months ending December 31, 2019, we issued 366,667 shares of our common stock to two individuals who converted 4,400 shares of our Series A Preferred Stock to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

In February 2019, we completed the sale of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares was $5,496,002 and we received net proceeds of $4,903,238 after offering costs of $592,764.

During the twelve months ending December 31, 2019, we issued an aggregate of 127,516 shares of our common stock to a company valued at $108,463 to three companies for services rendered pursuant to professional services agreements.

During the year ended December 31, 2019, the Company issued warrants to purchase 500,000 shares of our common stock valued at $390,265 to 2 companies for services rendered.

2018

For the year ended December 31, 2018, the Company issued warrants to purchase 50,000 shares of our common stock with a weighted average exercise price of $2.00 with an aggregate value of $61,100 to a company as part of the repurchasing of a market licensing agreement, as stock-based compensation.

In the year ended December 31, 2018, the Company issued 606,199 shares of common stock as follows: (i) 272,727 shares for the exercise of warrants, (ii) 249,360 shares for the repurchasing of a market licensing agreement, and (iii) 84,122 shares for services rendered.

On December 28, 2018 the Company amended its Articles of Incorporation to authorized two classes of stock, Common Stock and Preferred Stock. The total number of shares which the company is authorized to issue is 105,000,000 shares, 100,000,000 shares shall be Commons Stock, par value $.001 and 5,000,000 shares shall be Preferred Stock, par value $.001.

NOTE 7: INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets
NOL carry-forward	$5,131,100	$3,841,400
Sec 179 carry-forwards	1,600	1,600
Depreciation	28,800	9,500

Valuation allowance	(5,161,500)	(3,852,500)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018

Book loss	$(1,610,800)	$(1,630,600)
Depreciation	6,100	(3,000)
Meals and entertainment	2,900	400
Other non-deductible expenses	343,500	356,500
Change in valuation allowance	1,258,300	1,276,700
	$—	$—

At December 31, 2019, the Company had net operating loss carry-forwards of approximately $19,735,000 that may be offset against future taxable income from the year 2020 through 2036. No tax benefit has been reported in the December 31, 2019 and 2018, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Additionally, DNA Logix, Inc. is a pass-through entity and therefore no provision or liability for federal income tax has been included in the consolidated financial statements for that entity.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy on the classification of interest and penalties related to income taxes is to recognize the interest and penalties in the period incurred. There were no penalties or interest incurred for the years ending December 31, 2019 and 2018, related to income taxes.

NOTE 8: SUBSEQUENT EVENTS

On January 23, 2020, we announced the completion of the principle design work for a PCR screening test for new coronavirus, COVID-19, intended to address potential need for detection of the virus. An outbreak of respiratory illness caused by the pneumonia-like COVID-19 has spread rapidly over past few months, after first being discovered in the Chinese city of Wuhan on December 31, 2019. China confirmed human-to-human transmission of the virus and the United States announced the first infection in this country, detected in a traveler returning from Wuhan. Our COVID-19 test features the Company’s patented CoPrimer™ technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization and Centers for Disease Control.

On January 23, 2020, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 3,448,278 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.45 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares were approximately $5,000,000. The closing of the offering occurred on or about January 28, 2020. The Common Shares sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, that was originally filed on August 14, 2018 and declared effective by the Securities and Exchange Commission (“SEC”) on September 7, 2018, and the base prospectus contained therein (File No. 333-226835).

On February 10, 2020, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 3,324,676 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $ 3.08 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares were approximately $10.2 million. The closing of the offering occurred on or about February 13, 2020. In the same manner as the January 23, 2020 offering, the Common Shares sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, that was originally filed on August 14, 2018 and declared effective by the Securities and Exchange Commission (“SEC”) on September 7, 2018, and the base prospectus contained therein (File No. 333-226835).

On February 20, 2020, we announced that our Logix Smart™ COVID-19 Test technical file had been submitted for registration with the European Community, and that it was expected to be available late February as an in vitro diagnostic (“IVD”) for markets that accept a CE marking as valid regulatory approval. Subsequently, on February 24, 2020, we announced that our test obtained regulatory clearance to be sold as an in vitro diagnostic for the diagnosis of SARS-CoV-2 (COVID-19) in markets that accept CE-marking as valid regulatory approval, and became available for purchase from the Company’s Utah-based ISO-13485:2016 certified facility. The Declaration of Conformity for the Logix Smart COVID-19 test confirms that it meets the Essential Requirements of the European Community’s In-Vitro Diagnostic Medical Device Directive (IVDD 98/79/EC), permitting export and sales of the product as an IVD to commence immediately in the European Community. We shipped samples of the Research Use Only version of our test to distributors in Italy and Germany, which allows future customers to confirm the quality and sensitivity of the product prior to the IVD being available, and for us to accelerate the sales efforts of its diagnostic. Many other global markets also accept a CE marking as valid regulatory approval following routine local product registration, which allows sales of our COVID-19 IVD into these areas.

On February 28, 2020, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 490,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $ 9.00 per share in a registered direct offering. The aggregate gross proceeds for the sale of the Common Shares were approximately $4.00 million. The closing of the offering occurred on or about February 28, 2020. In the same manner as February 10, 2020 offering, the Common Shares sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, that was originally filed on August 14, 2018 and declared effective by the Securities and Exchange Commission (“SEC”) on September 7, 2018, and the base prospectus contained therein (File No. 333-226835).

On March 6, 2020, one of our warrant holders exercised its warrants for 25,000 shares of our common stock at $2.00 per share and paid us $50,000. In February and March, 2020 an additional 15 warrant holders exercised an aggregate of 759,445 warrants to purchase 694,492 shares of our common stock on a cashless basis.

In February and March the holder of 25,600 preferred stock converted all of his preferred shares to 2,133,333 shares of common stock.

The Company evaluated subsequent events pursuant to ACS Topic 855 and determined that there are no additional events that need to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to assess the effectiveness of our disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness described below.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company hired an independent consulting company to provide recommendations for improving our internal control given the size of the Company’s accounting staff. To the extent possible with the current accounting staff, some of the internal control recommendations have been implemented. However, the material weakness had not been fully remediated as December 31, 2019. The Company plans to further increase the involvement of consultants with the required expertise and or increase the accounting staff to remediate the material weakness.

Notwithstanding the material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows of the Company for the periods presented in conformity with U.S. GAAP.

This Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting since we are an emerging growth company. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies to provide only management’s report in the 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
Dwight H. Egan	66	Chief Executive Officer, President and Chairman of the Board
Reed L Benson	73	Chief Financial Officer and Secretary
Eugene Durenard	50	Director
James Nelson	67	Director
Richard S. Serbin	75	Director
Ted Murphy	60	Director

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

Eugene Durenard is the Founder and CEO of Hyperbolic Holdings, a Swiss-based holding, management consulting and investment advisory company specialized in healthcare since February 2018. He is co-Founder and CIO of Healthcare Impact Holdings, an investment fund specialized in later-stage healthcare private ventures since May 2018. He is co-Founder and Trustee of Healthcare Impact Foundation (Europe), a charitable organization designed to sustainably fund the translation of innovation in life sciences since September 2017. He is co-Founder of Global Better Health, a platform designed to provide scientifically-based corporate wellness and preventive programs since December 2018. Since 2013 he has been advisor to certain family offices in healthcare investments and philanthropy. In 2006 he co-founded Orion Investment Management, an institutional asset manager in Bermuda. After its sale in 2011 to Capital G and until 2013 he co-headed their asset management group. Dr. Durenard brings a thorough multi-asset class investment and entrepreneurial experience spanning 20 years to the Company’s Board of Directors. He received his Ph.D. in Mathematics at Harvard in 1995 before beginning his career with Salomon Brothers in London in proprietary research.

Edward L. Murphy, who joined our Board of Directors in June 2019, currently serves as a senior vice president and a partner of Dover Investments Ltd., a private investment firm. Throughout his career, Mr. Murphy’s duties have included investment analysis of various types of investment projects in real estate and financial services. Currently, Mr. Murphy serves on the board of directors of several Canadian publicly reporting companies that have interests in various industries. He has been a Director at Empire Minerals Corporation Inc. since January 2016, at Digicrypts Blockchain Solutions Inc. since June 2011, at Lakefield Marketing Corporation since February 2018, and at the Mosport Park Entertainment Corporation since April 30, 1997. He served as a Director at Aurquest Resources from May 2003 to December 2017. Mr. Murphy’s experience in the capital markets outside the United States and his involvement in investment analysis shall be a benefit to the Board of Directors.

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

James Nelson is the retired Chairman and CEO of Sunworks, Inc., a NASDAQ traded commercial, agriculture, and residential solar Integrator which he helped found in October 2010. Mr. Nelson currently serves as strategic advisor to three other publicly traded companies. Jim has spent most of his career working in private equity as a general partner with Peterson Partners and with Millennial Capital Partners. In addition to his investment and financial responsibilities, he served as CEO of two of his firms’ portfolio companies. Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic, where he managed company-wide marketing, as well as the company’s international expansion initiative. He was also general manager for Banana Republic’s catalog division. He was Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion-dollar food service company. Jim began his executive career over 35 years ago at Bain and Company, a business strategy consulting firm, where he managed teams of consultants on four continents. Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate. Mr. Nelson’s advice to the Board of Directors from his experiences as a chief executive officer and strategic advisor shall be useful to the Board of Directors.

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors. Our officers generally serve at the discretion of the Board of Directors. Mr. Egan serves as our president and chief executive officer.

Significant Employees

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

Board and Committee Matters

We maintain an audit committee of the board, a compensation committee of the board and a corporate governance and nominating committee of the board, each of which is discussed below. We have not established a nominating committee of the board. Our board has determined that Messrs. Durenard, Nelson, Murphy and Serbin are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing requirements.

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

Audit Committee and Financial Expert

Our audit committee currently is comprised of Messrs. Durenard, Nelson, Murphy and Serbin with Mr. Durenard serving as chairman of the audit committee. The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures. The Board of Directors has adopted a written audit committee charter. A current copy of the audit committee charter is available to security holders on our website at www.codiagnostics.com. Our board has determined that all of our directors that are serving on the audit committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Our Board of Directors has determined that Mr. Durenard meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Serbin, Nelson, and Durenard with Mr. Serbin serving as chairman of the compensation committee. The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans. The Board of Directors has adopted a written compensation committee charter. A current copy of the compensation committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined that both of our directors serving on the compensation committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee currently include Messrs. Nelson, Murphy and Serbin with Mr. Nelson serving as chairman of the corporate governance and nominating committee. The functions of the corporate governance and nominating committee is identifying and recommending candidates to fill vacancies on the Board of Directors. Among its duties and responsibilities, the corporate governance and nominating committee periodically evaluates and assesses the performance of the officers and directors; reviews the qualifications of candidates for director positions; assists in identifying, interviewing and recruiting candidates for the Board of Directors and reviews the composition of each committee of the Board of Directors. A current copy of the corporate governance and nominating committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the corporate governance and nominating committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

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

To our knowledge, during the year ended December 31, 2019, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions. A copy of the code of ethics is included on our website at www.codiagnostics.com.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Throughout this section, the individuals who served as our chief executive officer and chief financial officer during 2018 and 2019 are collectively referred to as the “named executive officers.”

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

Company Performance. Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers. In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2019 and 2018 including the following: (a) Development Milestones, (b) Financial Milestones and (c) Sales and Marketing Milestones.

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

Stock Option Plans

Under our 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company. Options expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a two-year vesting schedule upon the anniversary date of the grant. Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We continue to maintain and grant awards under the 2015 Plan which will remain in effect its expiration by its terms. The number of unissued stock options authorized under the 2015 Plan at December 31, 2019 was 3,978,183. On February 10, 2020 we issued an aggregate of 100,000 options to the four independent members of our Board of Directors.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2019, 2018 and 2017. When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity-based compensation. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

				Option	All
Name and		Salary	Bonus	Awards	Other	Total
Principal Position	Year	($)	($)	($)	Compensation	($)

Dwight H. Egan	2019	$275,000	$20,000	$165,000	$—	$460,000
President & Chief Executive Officer	2018	275,000	12,500	186,000	—	463,500
	2017	195,000	15,000	—	—	210,000

Reed L Benson	2019	$200,000	$15,000	$137,500	$—	$352,500
Chief Financial Officer and Secretary	2018	200,000	10,000	155,000	—	365,000
	2017	195,000	10,000	—	—	205,000

Brent Satterfield	2019	$237,500	$—	$—	$—	$237,500
Chief Technology Officer (1)	2018	237,500	—	—	—	237,500
	2017	159,300	—	—	—	159,300

(1)	Dr. Satterfield also received royalties from the Company in the amount of $170,000 in 2017, $100,000 in 2018 and $110,000 in 2019 pursuant to a technology license agreement that was amended in January 2017 to terminate the ongoing royalties and the payments in 2017, 2018 and 2019 reduced accrued royalties.

Other Compensation

We do not have any non-qualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of shares or Units of Stock that have not Vested ($)	Number of Unearned shares, units or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Dwight H. Egan	100,000	50,000	2.63	01/15/2023	—	—	—	—
	50,000	100,000	1.10	09/03/2024

Reed L Benson	83,333	41,667	2.63	01/15/2023	—	—	—	—
	41,666	83,333	1.10	09/03/2024

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

Our non-employee directors generally receive fees of $35,000 per year, paid quarterly, $10,000 per year for serving as chairman of any Board committee and $5,000 for serving as a member of other Board committees. In addition, each director receives an initial grant of stock options to purchase 25,000 shares (thereafter annual grants of 25,000 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant. The board approved and the non-employee directors accepted the 2018 and 2019 compensation set forth in the director summary compensation table below. In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board. The chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities, except as shown above. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant or 30 days after the date they cease to be directors. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

Director Summary Compensation Table

The table below summarizes the compensation paid or accrued by us to our directors for the fiscal year ended December 31, 2019.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)	Options/Awards ($)	Restricted Stock Units ($)	Total ($)
Dwight H. Egan (1)	$—	—	$—	$—
Frank Kiesner (2)	$27,500	$—	—	$27,500
Richard Serbin	55,000	17,750	—	72,750
Edward J. Borkowski (2)	27,500	—	—	27,500
James Nelson	$18,333	27,500		45,833
Edward Murphy	$12,000	17,750		29,750
Eugene Durenard	$27,500	17,750	—	45,250

(1)	Mr. Egan receives no compensation for serving as a director, but is compensated in his capacity as Company President.

(2)	Messer’s Kiesner and Borkowski resigned as members of the Board effective June 30, 2019. Mr. Kiesner received $35,000 additional compensation for consulting services prior to his retirement from the Board. Mr. Serbin received $30,000 additional compensation for consulting services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 19, 2020, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of the date of this Annual Report. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 27,438,701 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 19, 2020.

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

Name and Address of Beneficial Owner Officers and Directors	Title	Beneficially	Percent of Class

Dwight H. Egan (1)(2)	Chief Executive Officer, President and Chairman	150,000	*
Reed L. Benson (1)(3)	Chief Financial Officer and Secretary	125,000	*
Edward Murphy	Director	25,000	*
Eugene Durenard	Director	25,000	*
James Nelson	Director	25,000	*
Richard S. Serbin	Director	45,455	*

Officers and Directors as a Group (total of 6 persons) (4)		395,455	1.4%

5% Stockholders

Reagents, LLC (5)		1,746,796	6.3%

* less than 1%

(1)	The address is 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109.
(2)	Includes presently exercisable options to acquire 150,000 shares of common stock.
(3)	Includes presently exercisable options to acquire 125,000 shares of common stock.
(4)	Includes presently exercisable options to acquire a total of 395,455 shares of common stock held by all directors and executive officers.
(5)	Reagents, LLC, with an address of 8160 S. Highland Drive, Salt Lake City, UT 84093, is beneficially owned by Seth Egan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its CoPrimer (“License”) technology with Dr. Satterfield, a former member of our Board of Directors. The amendment provides in part that all royalties under the License cease as of January 1, 2017, and we began in January 2017 to pay $700,000 of accrued royalties at the rate of $10,000 per month. In 2018 and 2019, we paid Dr. Satterfield $100,000 and $110,000, respectively, in payment of the accrued royalties.

The Company entered into a consulting arrangement with its former director, Frank Keisner, for consulting services during the year ended December 31, 2019. Pursuant to the consulting agreement, we paid Mr. Keisner a one-time fee of $35,000.

The Company entered into a consulting arrangement with its director, Richard Serbin, for consulting services during the year ended December 31, 2019. Pursuant to the consulting agreement, we paid Mr. Serbin a one-time fee of $30,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2019	2018
Audit fees	$69,000	$66,000
Audit-related fees	—	—
Tax fees	3,000	3,000
All other fees	—	—
Total	$72,000	$69,000

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2019 and our annual report for 2018. All audit fees incurred during 2019 were pre-approved by the audit committee. All audit fees incurred during 2018 were pre-approved by our Board of Directors.

Tax fees included fees associated with tax compliance and tax consultations. All tax fees incurred during 2019 were pre-approved by the audit committee. All tax fees incurred during 2018 were pre-approved by our Board of Directors.

The audit committee has adopted a policy that requires advance approval of all services performed by the independent auditor when fees are expected to exceed $15,000. The audit committee has delegated to the audit committee chairman, Mr. Durenard has authority to approve services, subject to ratification by the audit committee at its next committee meeting.

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

CO-DIAGNOSTICS, INC.

Date: March 30, 2020	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

	By:	/s/ Reed L. Benson
Reed L. Benson Chief Financial Officer and Secretary (Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2020, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Dwight Egan	Chief Executive Officer, President and Director
Dwight Egan

/s/ Reed L. Benson	Chief Financial Officer and Secretary
Reed L. Benson
/s/ Eugen Durenard	Director
Eugene Durenard
/s/ Edward Murphy	Director
Edward Murphy

/s/ James Nelson	Director
Frank J. Kiesner

/s/ Richard S. Serbin	Director
Richard S. Serbin

