Form 10-Q
period 2020-03-31
Co-Diagnostics, Inc.
filed 2020-05-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CODX	NASDAQ-CM

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

Yes [  ] No [X]

As of May 13, 2020, there were 27,457,133 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Current Assets
Cash and cash equivalents	$17,369,323	$893,138
Accounts receivables, net	1,055,738	131,382
Inventory	686,078	197,168
Prepaid expenses	499,327	362,566
Total current assets	19,610,466	1,584,254
Other Assets
Property and equipment, net	276,454	186,832
Investment in joint venture	593,421	434,240
Total other assets	869,875	631,072

Total assets	$20,480,341	$2,215,326

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities
Accounts payable	$132,516	$5,959
Accrued expenses	496,524	200,788
Accrued expenses (related party)	120,000	120,000
Deferred revenue	444,332	1,323
Total current liabilities	1,193,372	328,070
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	120,000	150,000
Total long-term liabilities, net of current portion	120,000	150,000
Total liabilities	1,313,372	478,070

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 and 25,600 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	26

Common stock, $0.001 par value, 100,000,000 shares authorized; 27,451,064 and 17,342,922 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively.	27,451	17,343
Additional paid-in capital	45,172,525	26,687,701
Accumulated deficit	(26,033,007)	(24,967,814)
Total stockholders’ equity	19,166,969	1,737,256

Total liabilities and stockholders’ equity	$20,480,341	$2,215,326

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net sales	$1,548,528	$3,400
Cost of sales	481,740	452
Gross profit	1,066,788	2,948
Operating expenses:
Sales and marketing	268,483	256,103
Administrative and general	1,459,484	640,363
Research and development	400,022	347,306
Depreciation and amortization	20,748	13,668
Total operating expenses	2,148,737	1,257,440
Loss from operations	(1,081,949)	(1,254,492)
Other expense:
Interest income	7,575	408
Interest expense	—	(106,427)
Gain on disposition of assets	—	850
Gain (loss) on equity method investment in joint venture	9,181	(8,728)
Total other expense	16,756	(113,897)
Loss before income taxes	(1,065,193)	(1,368,389)
Provision for income taxes	—	—
Net loss	$(1,065,193)	$(1,368,389)

Basic and diluted income (loss) per common share	$(0.05)	$(0.09)

Weighted average common shares outstanding, basic and diluted	22,820,450	16,066,633

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,065,193)	$(1,368,389)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	20,748	13,668
Stock based compensation	432,823	87,794
Accretion of notes payable discount	—	91,428
Gain on disposition of assets	—	(850)
Loss (gain) of equity method investment	(9,181)	8,728
Changes in assets and liabilities:
(Increase) in accounts and other receivables	(924,356)	(21,637)
(Increase) in prepaid and other assets	(136,761)	(33,724)
(Increase) in inventory	(488,910)	—
Increase in deferred revenue	443,009	—
Increase (decrease) in accounts payable and accrued expenses	392,293	(145,900)

Net cash used in operating activities	(1,335,528)	(1,368,882)

Cash flows from investing activities:
Purchase of property and equipment	(100,370)	—
Investment in joint venture	(150,000)	(72,000)

Net cash used in investing activities	(250,370)	(72,000)

Cash flows from financing activities:
Proceeds from sale of common stock	19,520,005	5,496,002
Proceeds from sale of preferred stock	—	1,000,000
Payment of offering costs	(1,457,922)	(592,764)

Net cash provided by financing activities	18,062,083	5,903,238

Net increase in cash	16,476,185	4,462,356

Cash and cash equivalents beginning of period	893,138	950,237

Cash and cash equivalents end of period	$17,369,323	$5,412,593

Supplemental disclosure of cash flow information:
Interest paid	$—	$15,000
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months ending March 31, 2020 and 2019

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	—	—	7,242,954	7,243	18,004,840	—	18,012,083
Issuance of Common Stock for warrant exercises	—	—	719,492	720	49,280	—	50,000
Stock-based compensation expense	—	—	12,363	12	432,811	—	432,823
Conversion of Preferred Stock to Common	(25,600)	(26)	2,133,333	2,133	(2,107)	—	—
Net loss	—	—	—	—	—	(1,065,193)	(1,065,193)
Balance as of March 31, 2020	—	$—	27,451,064	$27,451	$45,172,525	$(26,033,007)	$19,166,969

Balance as of December 31, 2018	—	$—	12,923,383	$12,923	$17,622,433	(18,694,167)	(1,058,811)
Public offering, net of offering costs of $592,764	—	—	3,925,716	3,926	4,899,312	—	4,903,238
Issuance of Preferred Stock	30,000	30	—	—	2,999,970	—	3,000,000
Stock-based compensation	—	—	—	—	87,794	—	87,794
Conversion of Preferred Stock to Common	(2,000)	(2)	166,667	167	(165)	—	—

Net loss	—	—	—	—	—	(1,368,389)	(1,368,389)
Balance as of March 31, 2019	28,000	$28	170,015,766	$17,016	$25,609,344	$(20,062,556)	$5,563,832

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed on March 30, 2020.

Certain 2019 financial statement amounts have been reclassified to conform to 2020 presentations.

Description of Business

Co-Diagnostics, Inc., a Utah corporation (“Company,” or “CDI,”) is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We have developed and we manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests, we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s newest technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. Because we own our platform, we are confident we will be able to accomplish this faster and more economically, allowing for wider margins while still positioning Co-Diagnostics to be a low-cost provider of molecular diagnostics and screening services.

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that make them ideally suited to a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next gen sequencing.

Our scientists use the complex mathematics of DNA and RNA test design, to “engineer” a DNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in PCR testing systems. CDI technologies are now protected by seven granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which enables the sale of diagnostic tests at a lower price than competitors, while generating a profit margin.

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

Using its proprietary test design system and proprietary reagents, CDI has designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for COVID-19, tuberculosis, hepatitis B and C, human papilloma virus, malaria, chikungunya, dengue, and the zika virus. In the United States, CDI has obtained Emergency Use Authorization (“EUA”) for its COVID-19 test from the FDA and may sell that test to qualified labs.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At March 31, 2020, total accounts receivable was $1,097,738 with an allowance for uncollectable accounts of $42,000 resulting in a net amount of $1,055,738.

Equity-Method Investments

Our equity method investments are initially recorded at costs and are included in other long-term assets in the accompanying condensed consolidated balance sheet. We adjust the carrying value of our investment based on our share of the earnings or losses in the periods which they are reported by the investee until the carrying amount is zero. The earnings or losses are included in other expense in the accompanying condensed consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At March 31, 2020 we had $686,078 in inventory of which $251,872 was finished goods, $182,085 was raw materials and $252,121 was work-in-process. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

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

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. As the Company experienced net losses during the three months ended March 31, 2020, and 2019, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. For the three months ended March 31, 2020, there were 2,320,907 potentially dilutive shares consisting of 2,121,817 for outstanding options and 199,090 for outstanding warrants. For the three months ended March 31, 2019, there were 1,679,575 potentially dilutive shares consisting of: (i) 1,172,707 for outstanding options, (ii) 483,535 for outstanding warrants and (iii) 23,333 for issued and outstanding shares of convertible preferred stock.

Research and Development

Research and development costs are expensed when incurred. The Company expensed $400,022 and $347,306 of research and development costs for the three months ended March 31, 2020 and 2019, respectively.

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

As an emerging growth company (“EGC”), the Company has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2020, for public EGC companies like us. The Company expects to use the modified retrospective transition method with the option to recognize a cumulative-effect adjustment at the date of adoption. The Company expects its balance sheet will be impacted as it records right-of-use assets and lease liabilities on its consolidated balance sheet, but does not expect the adoption of this standard will have a material impact on its consolidated statements of operations and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company’s accounts receivable. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us, but the Company may adopt it on January 1, 2021. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

NOTE 3 – EQUITY

2020

On January 28, 2020, we completed the sale of 3,448,278 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.45 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares was $5,000,003 and we received net proceeds of $4,517,102 after deducting offering costs of $482,901.

On February 13, 2020, we completed the sale of 3,324,676 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.08 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares was $10,240,002 and we received net proceeds of $9,612,561 after deducting offering costs of $627,441.

On March 2, 2020, we completed the sale of 470,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $9.00 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares was $4,230,000 and we received net proceeds of $3,882,420 after deducting offering costs of $347,580.

On March 5, 2020 we received $50,000 from the exercise of 25,000 unregistered warrants at an exercise price of $2.00 per share and issued 25,000 shares of our common stock.

During the three months ended March 31 2020, we issued an aggregate of 2,133,333 shares of our common stock in conversion of 2,560,000 shares of our Series A Preferred Stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

During the three months ended March 31 2020, we issued an aggregate of 694,492 shares of our common stock in relation to the cashless exercise of 759,445 previously issued unregistered warrants.

During the three months ended March 31, 2020 we issued 12,363 shares valued at $31,193 to 2 companies for investment relations services rendered.

2019

On January 30, 2019, we entered into a securities purchase agreement with accredited investors pursuant to which such investors purchased from an aggregate of 30,000 shares of Series A Convertible Preferred Stock of the Company for an aggregate purchase price of $3,000,000. The purchase price was paid by the investors with $1.0 million in cash and the conversion of a $2.0 million promissory note of the Company issued to the investors. The investors may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the investors and their affiliates of more than 4.99% of the issued and outstanding common stock of the Company.

On February 4, 2019, we completed the sale of an aggregate of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares of common stock was $5,496,002 and we received net proceeds of $4,903,238 after offering costs of $592,764.

On March 7, 2019, we issued an aggregate of 166,667 shares of our common stock in relation to 2,000 shares of our Series A Preferred Stock being converted to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the plan. The number of unissued stock options authorized under the plan at March 31, 2020 was 3,878,183.

Stock Options

The Company uses a Black-Scholes model to value granted stock options which requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the option was granted with a maturity equal to the expected term of the option. The fair values for the options granted were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2020
Risk free interest rate	1.56%
Expected life (in years)	10.0
Expected volatility	63.27%
Expected dividend yield	0.00%
Stock price	$3.96

We recognized $401,630 and $87,794 of stock-based compensation expense, related to stock options for the three months ended March 31, 2020 and 2019, respectively, which is included in administrative and general expenses.

The following table summarizes option activity during the year ended December 31, 2019 and the three months ended March 31, 2020, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2019	1,172,707	$2.23	$1.09	8.72
Options granted	890,000	1.07	0.52	9.66
Expired	—	—	—	—
Forfeited options	(40,890)	(3.85)	(1.59)	(8.04)
Exercised	—	—	—	—
Outstanding at December 31, 2019	2,021,817	$1.69	$0.83	8.73

Options granted	100,000	3.96	2.80	9.87
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2020	2,121,817	$1.79	$0.92	8.54

The intrinsic value of options outstanding at March 31, 2020 and 2019 was $7,516,828 and $133,300, respectively. There were 810,000 and 566,667 of unvested option included the table above as of March 31, 2020 and 2019, respectively.

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

The following table summarizes warrant activity during the year ended December 31, 2019 and the three months ended March 31, 2020, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2019	483,535	4.92	1.99	3.29
Warrants issued	500,000	1.53	1.46	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2019	983,535	$1.44	$1.03	3.34

Warrants issued	—	—	—	—
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	(784,445)	(1.28)	(1.19)	(2.90)

Outstanding at March 31, 2020	199,090	$2.09	$0.38	3.85

The intrinsic value of options exercised in the three months ended March 31, 2020 was $4,973,058. Total unrecognized stock-based compensation was $337,953 at March 31, 2020 for options granted. The Company expects to recognize the aggregate amount of this compensation expense over the next years in accordance with contractual provisions and vesting as follows:

Year	Amount
2020	$247,772
2021	90,181
Total	$337,953

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, one of our current executive officers, prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month. At March 31, 2020, the aggregate balance of this related party liability was $240,000.

NOTE 6 – LEASE OBLIGATIONS

Our offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 13,687 square feet and expires in February 2024. For the three months ended March 31, 2020 and 2019, the Company expensed $51,818 and $45,582, respectively, for rent. The Company’s ongoing lease obligation as of March 31, 2020 is as follows:

Year	Amount
Remainder of 2020	$233,415
2021	311,220
2022	331,220
2023	311,220
2024	51,870
Total	$1,218,945

NOTE 7 – SUBSEQUENT EVENTS

On April 8, 2020, we issued 6,069 shares of our common stock for services rendered pursuant to a consulting agreement.

The Company evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that need to be reported.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal years ended December 31, 2019 and 2018 and notes incorporated by reference therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform our statements to actual results or changed expectations.

You are advised, however, to consult any further disclosures we make on related subjects in our periodic and current reports filed with the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider this list to be a complete set of all potential risks or uncertainties.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the results of clinical trials and the regulatory approval process;

●	market acceptance of any products that may be approved for commercialization;

●	our ability to protect our intellectual property rights;

●	the impact of any infringement actions or other litigation brought against us;

●	competition from other providers and products;

●	our ability to develop and commercialize new and improved products and services;

●	changes in government regulation; and

●	other factors (including the risks contained in the section entitled “Risk Factors” in other documents we file with the SEC) relating to our industry, our operations and results of operations.

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

Executive Overview

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying unaudited financial statements, and notes thereto, included elsewhere in this report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the section of this report entitled “Cautionary Note Regarding Forward-Looking Statements” for a summary of the risks and uncertainties associated with an investment in our securities.

Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CDI”), is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We have developed and we manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. Because we own our platform, we are confident we will be able to accomplish this faster and more economically, allowing for wider margins while still positioning Co-Diagnostics to be a low-cost provider of molecular diagnostics and screening services.

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

Using its proprietary test design system and proprietary reagents, CDI has designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for COVID-19, tuberculosis, hepatitis B and C, human papilloma virus, malaria, chikungunya, dengue, and the zika virus. In the United States, CDI has obtained Emergency Use Authorization (“EUA”) for its COVID-19 test from the FDA and may sell that test to qualified labs.

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

Recent Developments

On January 23, 2020, we announced the completion of the principle design work for a PCR screening test for new coronavirus, COVID-19, intended to address potential need for detection of the virus. An outbreak of respiratory illness caused by the pneumonia-like COVID-19 has spread rapidly over the past few months, after first being discovered in the Chinese city of Wuhan on December 31, 2019. China confirmed human-to-human transmission of the virus and the United States announced the first infection in this country, detected in a traveler returning from Wuhan. Our COVID-19 test features the Company’s patented CoPrimer™ technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization and Centers for Disease Control.

On February 20, 2020, we announced that our Logix Smart™ COVID-19 Test technical file had been submitted for registration with the European Community, and that it was expected to be available late February as an in vitro diagnostic (“IVD”) for markets that accept a CE marking as valid regulatory approval. Subsequently, on February 24, 2020, we announced that our test obtained regulatory clearance to be sold as an in vitro diagnostic for the diagnosis of SARS-CoV-2 (COVID-19) in markets that accept CE-marking as valid regulatory approval, and became available for purchase from the Company’s Utah-based ISO-13485:2016 certified facility. The Declaration of Conformity for the Logix Smart COVID-19 test confirms that it meets the Essential Requirements of the European Community’s In-Vitro Diagnostic Medical Device Directive (IVDD 98/79/EC), permitting export and sales of the product as an IVD to commence immediately in the European Community. We shipped samples of the Research Use Only version of our test to distributors in various countries, which allowed future customers to confirm the quality and sensitivity of the product, and for us to accelerate the sales efforts of the COVID-19 test. We commenced sales of the COVID-19 tests in February and March of 2020 and have sold the tests in numerous countries around the world as well as sales to labs in the United States pursuant to the EUA received from the FDA.

Infectious Disease Product Offering

Using its proprietary test design system and proprietary reagents, CDI designs and sells PCR diagnostic tests for diseases and pathogens such as COVID-19, tuberculosis, hepatitis B and C, malaria, dengue, human papilloma virus, chikungunya, and zika virus, all of which tests have been designed and verified in CDI’s laboratory. Our tuberculosis test and zika test received a CE Mark in 2018, and a triplex test for zika, dengue and chikungunya received a CE Mark in 2019, qualifying our test to be sold throughout the European community and in most countries in central and South America. In December, 2019, our Indian joint venture received a license to manufacture and sell tuberculosis, hepatitis B, hepatitis C, human papilloma virus 16/18 and malaria tests in India from the Central Drugs Standard Control Organization (“CDSCO”). In February 2020, we received a CE Mark for our Logix Smart COVID-19 test and in April 2020, our COVID-19 test was approved for manufacture and sale in India by the CDSCO and in Mexico by the INDRE, Mexico’s equivalent to the United States Center for Disease Control.

As explained above, the development of our Logix Smart COVID-19 test was designed, developed, submitted for regulatory approved and ready to be used both as a Research Use Only (“RUO”) and as an IVD in countries that accept a CE Mark as approval for use of the test in a period of just over thirty days. This is a real-world example of how in an evolving epidemic that the CDI technology can be used to get diagnostics tools in the hands of medical professionals without delay. It can be similarly used to design a test for mutations of the virus should they occur.

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

We first offered our zika test in this region because of the demand for such test, followed quickly by tests for tuberculosis, our triplex test for zika, chikungunya, and dengue, hepatitis B and C, and dengue. With the granting of a CE mark for our Logix Smart COVID-19, we began sales in this region of that test as well. Products are manufactured for sale upon receipt of purchase orders from labs and hospitals.

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

Since the tests will be conducted in India on Indian citizens, no FDA approval or inspection will be required. As mentioned above, the CDSCO has given us the approval for manufacture and sale of the five tests referred above and the Company has begun to take orders for our tests. The Company has commenced a reagent rental program in India with a thermocycler purchased from a third-party vendor and which we refer to as our MDx Device. We have placed five of our MDx Devices with labs in India and have purchased an additional fifteen MDx Devices in the first quarter of 2020. Each of the reagent rental placements requires the purchase of a minimum of 250 tests per month. We have received authorization to begin manufacture and sale of COVID-19 tests in India. We intend to submit technical files to the CDSCO requesting approval tests for HIV and Dengue as well as a blood bank panel before the end of the third quarter of 2020.

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

United States

The U.S. Food and Drug Administration (FDA) has granted permission for us to export many of our products. The FDA’s permission to export was granted under Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801(e) of the FDA Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any Premarket Approval steps with the FDA. Section 801(e) of the FDA Act applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices. We have applied to the FDA for Emergency Use Authorization (EUA) for our COVID-19 test, which would allow sales to qualified labs in the United States.

We do not anticipate offering our tests in the United States in the near future. We believe; however, our tests may be able to qualify as Laboratory Developed Tests (LDT’s), diagnostic tests that are developed and manufactured by CLIA certified laboratories. These tests are developed by the lab for use only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDT’s and obtain licenses to offer them as diagnostic services. The FDA has publicly announced its intention to regulate certain LDTs in a phased-in approach, but draft guidance that was published a couple of years ago was withdrawn at the end of the Obama administration and replaced by an informal non-enforceable discussion paper reflecting some of the feedback that it received on LDT regulation.

Market Opportunity

The molecular diagnostics market is a fast-growing portion of the in vitro (test tube-based, controlled environment) diagnostics market. Using estimates of the incidence of disease by the Centers for Disease Control (CDC), the World Health Organization (WHO) and other international health agencies and sources, the Company estimates that the global annual demand for diagnostic tests are:

Tuberculosis	10,400,000	HIV	36,700,000
Multi-drug resistant Tuberculosis	580,000	Malaria	214,000,000
Zika	324,000,000	Sexually Transmitted Illnesses	357,000,000
Hepatitis B	240,000,000	Human papilloma virus	291,000,000
Hepatitis C	130,000,000	Dengue	390,000,000

Total Annual Tests			1,993,680,000

There are several advantages of molecular tests, such as the ones we market and sell, over other forms of diagnostic testing. These advantages include higher sensitivities, the ability to perform multiplex tests and the ability to test for drug resistance or individual genes.

Mosquito Vector Control Services

In response to market demand, we introduced our first diagnostics tests to be used exclusively to test mosquito DNA in June 2019. Municipalities in the US and many other countries in the world are concerned about the diseases carried by mosquitos and which infect the human population. To prevent outbreaks of potentially harmful viruses, such as Zika or West Nile, from infecting the public the municipalities conduct spraying operations to eliminate the mosquito populations carrying the diseases. Because it is too expensive and potentially harmful to the environment to spray all mosquito breeding areas, the problem is to identify which particular area has mosquitos that are carrying the harmful viruses. To know where the host mosquitos with the harmful viruses are located, traps are set, mosquitos collected and then tested to find the areas that most needed spraying. There are over three thousand mosquito abatement districts throughout the United States and almost all of them conduct testing to help make the spraying more effective.

Our first test is a triplex test that tests for West Nile, Western Equine and St. Louis encephalitis. We began shipping the tests in June 2019. We have since added a second test that tests mosquitos for Zika, chikungunya and dengue in a triplex test. Finally, in November 2019, we completed a test for West Nile, Eastern Equine and St. Louis encephalitis, specifically for use in the eastern United States. As a result, mosquito abatement districts can test for three target viruses in one test for the same cost as one test would cost ($10-$15) using other market available PCR tests. Additionally, the districts are more effective because they can get test results in a matter of hours using our product instead of weeks when they have to wait for a central lab to process the mosquito tests.

We have sold our Vector Smart test products and/or related lab equipment to seven different testing districts and are marketing our products through trade shows, electronic and regular mail solicitations and have hired additional sales personnel in the eastern US to more economically and efficiently market to the east coast areas.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits and low-cost MDx Device.

●	Flexibility: Our tests have been designed to run on many vendors’ DNA diagnostic testing machines. These tests are particularly well suited to the new generation of “lab-on-a-chip” and “point-of-care” (“LOC” and “POC”), highly portable analysis machinery for field, clinic and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE Mark for our Logix Smart coronavirus disease (COVID-19) test being approximately 30 days.

●	Accuracy: We believe our tests are more sensitive and specific than competitors’ and can detect more strains of viruses.

●	Exclusivity: We own all patents and all intellectual property used in preparation of our tests.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable DNA-based diagnostics, which we plan to offer.

●	Low-cost Provider: We plan to keep our overhead low. Our platform technology obviates the need to pay patent royalties typically required of our competitors which use patented test platforms to design their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, we anticipate that we can identify the best target markets, not only in highly burden developing countries (HBDC’s) but also in developed nations.

●	Growth Industry Category: We believe that DNA testing is the fastest-growing segment of in-vitro diagnostic testing.

●	Combination Product Offering: Our ultra-sensitive tests can be a well-designed match for a new generation of handheld and other small point-of-care (POC) devices now entering the market. Used together, these affordable tests and devices may revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multi-plexing: Our existing multiplexed tests demonstrate that our CoPrimer designed tests are able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that generally occur in multiplexed tests.

Liquid Biopsy for Cancer Screening

The development of the liquid biopsy test will spur low cost testing in many developing countries. We believe that our liquid biopsy cancer screening may be ready for testing in the second quarter of 2021 if we have sufficient development resources to dedicate to the project. Medical applications of our SNP detection technology can determine the presence of cancer cells or cell-free genetic material in a liquid or tissue biopsy, and to determine the distinct type of cancer involved. A real-life example of this includes being able to identify specific mutation(s) in genes linked to breast cancer in order to determine a patient’s prognosis, initiate the most effective and affordable treatment and to determine whether chemotherapy is necessary. After diagnosis the relative cost of our technology would allow for frequent testing to measure the effectiveness of the treatment and thus could be a companion diagnostic for a range of treatments.

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

In mid-2017, the Company was first approached by a large agribusiness to evaluate our ability to multiplex certain target genomes. The results of the development project have successfully demonstrated our ability to not only multiplex the target genomes, but targeted SNP’s as well. The project was undertaken in conjunction with the manufacturer of our CoPrimer tests. The results of the project encouraged the parent of our manufacturer to seek a world-wide licensing arrangement for our CoPrimers in the agricultural industry, which was completed in October 2018. Pursuant to the exclusive license for the agronomics industry, the licensee will pay us a royalty for all CoPrimers sold to the licensee’s customers. In January 2019, the licensee formally introduced the product at a large agricultural conference and has branded the product to sell as “BHQ CoPrimers”.

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

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Four of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office (PTO), including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of March 15, 2020, we had three additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

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

Major Customers

Of the approximately 34 customers to which we sold products in the first quarter of 2020, approximately 62% was sold to two customers. Those two customers will not account for the same percentage of sales in the next quarter and if we were to sell nothing to those customers in the future, it would not have a material effect on the future sales.

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

Employees

We currently employ 27 full-time personnel at our executive offices and lab facilities in Salt Lake City, Utah, and two employees outside of Utah. We have engaged independent contractors in India to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

Government Regulation

We will be regulated by the U.S. Federal Drug Administration (FDA) and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. However, the FDA granted us an Emergency Use Authorization (EUA) to manufacture and sell our Logix Smart COVID-19 test to CLIA labs in the United States. Because our lab is ISO certified, we are allowed to apply for CE-Marking, which will allow us to sell in most countries in Europe, South America and Asia. We currently have CE Marks issued for our Logix Smart COVID-19 test, tuberculosis test, our zika virus test, and a triplex test that tests for zika, dengue, and chikungunya simultaneously. In addition, our Logix Smart COVID-19 has received the license to manufacture and sell in India from India’s CDSCO and the National Epidemiology Institute in Mexico evaluated our Logix Smart COVID-19 test and approved it for sale in Mexico.

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc. in Utah on April 18, 2013. Our principal executive office is located at 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109. Our telephone number is (801) 438-1036. Our website address is http://codiagnostics.com. The contents of our website are not incorporated by reference in this Quarterly Report.

RESULTS OF OPERATIONS

The three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenues

For the three months ended March 31, 2020 we generated $1,548,528 of revenues compared to revenues of $3,400 in the three months ended March 31, 2019. The revenue in 2020 primarily represented sales of our Logix Smart COVID-19 test, which primarily commenced in March 2020. Of the total revenue, $105,491 related to the sale of equipment and was also primarily related to sales of our COVID-19 test.

Cost of Revenues

For the three months ended March 31, 2020 we recorded costs of revenues of $481,740 and for the three months ended March 31, 2019, we recorded costs of revenues of $452. This increase is due to the increase in revenue in 2020.

Expenses

We incurred total operating expenses of $2,148,737 for the three months ended March 31, 2020, compared to total operating expenses of $1,257,440 for the three months ended March 31, 2019. The increase of $891,297 was due primarily to increased general and administrative costs of $819,121. There was also an increase of $52,716 in our research and development expenses.

General and administrative expenses increased $819,121, from $640,363 for the three months ended March 31, 2019 to $1,459,484 for the three months ended March 31, 2020. The increase was primarily the result of an increase of $376,965 in other professional services expense and an increase of $313,835 in option and warrant expense. In addition, salaries and other benefits increase $46,742, bad debt expense increased $31,000 and attorney fees increased $18,144. The increase in other professional services was primarily the result of paying $195,820 for services rendered coincident to our fund-raising efforts in structuring and advising on our registered direct offerings. In addition, we expensed $159,981 related to issuance of warrants for consulting services during the three months ended March 31, 2020. The increase in option expense was primarily related, $280,023 related to the granting of options to our directors which vested immediately resulting in stock-based compensation of $280,023 with the remainder related to vesting of options granted in the third quarter of 2019, which had not been outstanding in the first quarter of 2019.

Our sales and marketing expenses for the three months ended March 31, 2020 were $268,483, compared to sales and marketing expenses of $256,103 for the three months ended March 31, 2019. The increase of $12,380 is due primarily to an increase of $17,509 in salary and related benefits expense and an increase of $11,142 in trade show expense partially offset by a decrease of $13,457 in travel and lodging. The reduction of travel related expenses was directly related to a ban on travel due to the coronavirus.

Our research and development expenses increased by $52,716, from $347,306 for the three months ended March 31, 2019 to $400,022 for the three months ended March 31, 2020. The increase of $52,716 was primarily due to an increase of $32,490 in lab supplies used and an increase of $13,591 in payroll and employee related expenses.

Other Income/Expense

For the three months ended March 31, 2020 we had total other income of $16,756 compared to a total other loss of $113,897 for the three months ended March 31, 2019. The total difference of $130,653 resulted from a number of factors. For the three months ended March 31, 2019, we incurred interest expense of $106,427 compared to no interest expense for the three months ended March 31, 2020. The decrease was the result of having a $2,000,000 loan outstanding during the month of January 2019 and then being retired. In the three months ended March 31, 2020 we had a $9,181 gain from operations in our joint venture compared to a $8,728 loss in the same period in 2019. The total difference in other expenses was also affected by interest income earned in the quarter ended March 31, 2020 of $7,575 compared to $408 we had in 2019.

Net Loss

We realized a net loss for the three months ended March 31, 2020 of $1,065,193, compared with a net loss for the three months ended March 31, 2019 of $1,368,389. Of the decrease in net loss of $303,196, $1,063,840 was due to the increase in gross profit realized from sales of our COVID-19 test commencing in March 2020 and a net difference from decreases in other expenses of $130,653, which was partially offset by an increase in operating expenses of $819,121 as explained above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At March 31, 2020, we had cash and cash equivalents of $17,369,323, total current assets of $19,616,466, total current liabilities of $1,193,372 and total stockholders’ equity of $19,166,969. We believe that we have sufficient capital to sustain our operations for the next 12 months.

We experienced negative cash flow used in operations during the three months ended March 31, 2020 of $1,335,528, compared to negative cash flow used in operations for the three months ended March 31, 2019 of $1,368,882. In addition, we used $1,457,922 of our cash in financing transactions, $150,000 in contributions to our joint venture in India and $100,370 for the purchase of equipment. The negative operating cash flow in the quarter ended March 31, 2020 was met by cash reserves received from the completion of a series of three registered direct offerings in January and February 2020 pursuant to our shelf registration. We received net proceeds of $18,062,083 from those offerings. Since we have commenced significant sales of our Logix Smart COVID-19 test in March 2020, we have increased the amount of our available cash as we have required advance payments from our distributors, which has funded an increase in available inventories. After the control of the coronavirus, we will depend on our distributor network to sell our other products throughout the world. The amount of a future operating deficit could occur depending on strategic and other operating decisions, thereby affecting our need for additional capital. If needed, we expect additional investment capital to come from (i) additional issuances of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $445,100 per month during the quarter ended March 31, 2020. We completed the registered direct offering described above in January 2020 to fund operations through 2020. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

To date, we have financed our operations through sales of common stock and the issuance of debt.

●	On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company an aggregate of 30,000 shares of Series A Convertible Preferred Stock of the Company for an aggregate purchase price of $3,000,000. The purchase price was paid by the investors with $1 million in cash and the conversion of a $2 million promissory note issued by the Company to one of the investors. All of the preferred shares have been converted to common stock.

●	On February 4, 2019, we completed the sale of an aggregate of 3,925,716 shares of common stock, at a purchase price of $1.40 per share in a registered direct offering pursuant the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were $5,496,002 and we received net proceeds after offering costs of $4,996,322.

●	In January 2020, we sold an aggregate of 3,448,278 shares of common stock to institutional investors for $1.45 per share for gross proceeds of approximately $5 million pursuant to a shelf-registration statement on Form S-3 (File No: 333-226835) declared effective by the SEC on September 7, 2018 (the “Shelf Registration Statement”).

●	On February 10, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 3,324,676 shares of common stock at a purchase price of $ 3.08 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $10.2 million. The closing of the offering occurred on or about February 13, 2020.

●	On February 28, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 470,000 shares of common stock at a purchase price of $9.00 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $4 million. The closing of the offering occurred on or about February 28, 2020.

●	On March 6, 2020, we received $50,000 in gross proceeds from the exercise of a warrant for 25,000 shares of common stock for $2.00 per share.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect that we will generate operating income in the second quarter. At our current level of operating expenditures, we have sufficient cash to fund operations for the next 12 months. Absent a significant acquisition or capital expansion, we do not expect to raise additional capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and discussed below, our disclosure controls and procedures were not effective as of March 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management’s assessment was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could result in a material misstatement of accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. The Company has involved and plans to further increase the involvement of consultants with the required expertise and has increased and plans to further increase the accounting staff to remediate the material weakness.

Changes in Internal Control over Financial Reporting

Other than the efforts noted above to remediate the previously reported material weaknesses, there have been no changes in our internal control over financial reporting during the period covered by this interim report on Form 10-Q that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. Although we have received inquiries from FINRA, NASDAQ and the SEC, to which we have responded, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2020, we issued an aggregate of 12,363 shares of our common stock for services rendered pursuant to consulting agreements. We relied on the exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof promulgated thereunder due to the fact that such issuances did not involve a public offering.

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

CO-DIAGNOSTICS, INC.

Date: May 14, 2020	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Reed L Benson
	Name:	Reed L Benson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

