Form 10-Q
period 2020-06-30
Co-Diagnostics, Inc.
filed 2020-08-13
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 12, 2020, there were 28,082,709 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS:
Current Assets
Cash and cash equivalents	$18,550,437	$893,138
Accounts receivables, net	5,349,876	131,382
Inventory	10,110,786	197,168
Prepaid expenses	521,180	362,566
Total current assets	34,532,279	1,584,254
Other Assets
Property and equipment, net	473,376	196,832
Investment in joint venture	1,416,480	434,240
Total other assets	1,889,856	631,072

Total assets	$36,422,135	$2,215,326

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities
Accounts payable	$1,127,709	$5,959
Accrued expenses	691,385	200,788
Accrued expenses (related party)	120,000	120,000
Deferred revenue	1,045,548	1,323
Total current liabilities	2,984,642	328,070
Long-term Liabilities, net of current portion
Accrued expenses-long-term (related party)	80,000	150,000
Total long-term liabilities, net of current portion	80,000	150,000
Total liabilities	3,064,642	478,070

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 and 25,600 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	26

Common stock, $0.001 par value, 100,000,000 shares authorized; 27,991,042 and 17,342,922 shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively.	27,991	17,343
Additional paid-in capital	46,726,869	26,687,701
Accumulated deficit	(13,397,367)	(24,967,814)
Total stockholders’ equity	33,357,493	1,737,256

Total liabilities and stockholders’ equity	$36,422,135	$2,215,326

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$24,040,274	$61,574	$25,588,802	$64,974
Cost of revenue	8,344,674	38,809	8,826,414	39,261
Gross profit	15,695,600	22,765	16,762,388	25,713
Operating expenses:
Sales and marketing	390,191	252,076	658,674	508,179
Administrative and general	2,191,034	807,769	3,650,518	1,448,132
Research and development	750,249	312,590	1,150,271	659,896
Depreciation and amortization	25,218	16,094	45,966	29,762
Total operating expenses	3,356,692	1,388,529	5,505,429	2,645,969
Income (loss) from operations	12,338,908	(1,365,764)	11,256,959	(2,620,256)
Other expense:
Interest income	38,173	19,640	45,748	20,048
Interest expense	—	—	—	(106,427)
Gain on disposition of assets	—	—	—	850
Gain (loss) on equity method investment in joint venture	258,559	1,728	267,740	(7,000)
Total other expense	296,732	21,368	313,488	(92,529)
Income (loss) before income taxes	12,635,640	(1,344,396)	11,570,447	(2,712,785)
Provision for income taxes	—	—	—	—
Net income (loss)	$12,635,640	$(1,344,396)	$11,570,447	$(2,712,785)

Basic income (loss) per common share	$0.46	$(0.08)	$0.42	$(0.16)

Diluted income (loss) per common share	$0.43	$(0.08)	$0.40	$(0.16)

Weighted average common shares outstanding basic	27,582,229	17,017,964	27,605,137	16,544,926

Weighted average common shares outstanding diluted	29,152,222	17,017,964	29,094,475	16,544,926

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$11,570,447	$(2,712,785)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	45,966	29,762
Stock based compensation	1,124,242	294,677
Accretion of notes payable discount	—	91,428
Gain on disposition of assets	—	(850)
Loss (gain) of equity method investment	(267,740)	7,000
Changes in assets and liabilities:
Increase in accounts and other receivables	(5,218,494)	(42,065)
Increase in prepaid and other assets	(158,614)	(183,446)
Decrease (increase) in inventory	(10,030,838)	9,920
Increase in deferred revenue	1,044,225	—
Increase (decrease) in accounts payable and accrued expenses	1,542,347	(191,332)

Net cash used in operating activities	(348,459)	(2,697,691)

Cash flows from investing activities:
Purchase of property and equipment	(205,290)	(52,775)
Investment in joint venture	(714,500)	(247,000)

Net cash used in investing activities	(919,790)	(299,775)

Cash flows from financing activities:
Proceeds from sale of common stock	19,470,005	5,496,002
Proceeds from sale of preferred stock	—	1,000,000
Proceeds from exercise of options and warrants	913,465	—
Payment of offering costs	(1,457,922)	(592,764)

Net cash provided by financing activities	18,925,548	5,903,238

Net increase in cash	17,657,299	2,905,772

Cash and cash equivalents beginning of period	893,138	950,237

Cash and cash equivalents end of period	$18,550,437	$3,856,009

Supplemental disclosure of cash flow information:
Interest paid	$—	$15,000
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing transactions:
Inventory moved to property, plant and equipment	$117,220	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months ending June 30, 2020 and 2019

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	—	—	7,242,954	7,243	18,004,840	—	18,012,083
Issuance of Common Stock for warrant exercises	—	—	719,492	720	49,280	—	50,000
Stock-based compensation expense	—	—	12,363	12	432,811	—	432,823
Conversion of Preferred Stock to Common	(25,600)	(26)	2,133,333	2,133	(2,107)	—	—
Net loss	—	—	—	—	—	(1,065,193)	(1,065,193)
Balance as of March 31, 2020	—	$—	27,451,064	$27,451	$45,172,525	$(26,033,007)	$19,166,969

Issuance of Common Stock for option and warrant exercises	—	—	530,289	530	862,935	—	863,465
Stock-based compensation expense	—	—	9,689	10	691,409	—	691,419

Net Income	—	—	—	—	—	12,635,640	12,635,640
Balance as of June 30, 2020	—	$—	27,991,042	$27,991	$46,726,869	$(13,397,367)	$33,357,493

Balance as of December 31, 2018	—	$—	12,923,383	$12,923	$17,622,433	(18,694,167)	(1,058,811)
Public offering, net of offering costs of $592,764	—	—	3,925,716	3,926	4,899,312	—	4,903,238
Issuance of Preferred Stock	30,000	30	—	—	2,999,970	—	3,000,000
Stock-based compensation	—	—	—	—	87,794	—	87,794
Conversion of Preferred Stock to Common	(2,000)	(2)	166,667	167	(165)	—	—
Net loss	—	—	—	—	—	(1,368,389)	(1,368,389)
Balance as of March 31, 2019	28,000	$28	170,015,766	$17,016	$25,609,344	$(20,062,556)	$5,563,832

Stock-based compensation	—	—	—	—	505,970	—	505,970
Issuance of common stock for services	—		100,000	100	80,300		80,400
Net loss	—	—	—	—	—	(1,344,396)	(1,344,396)
Balance as of June 30, 2019	28,000	$28	17,115,766	$17,116	$26,195,614	$(21,406,952)	$4,805,806

See accompanying notes to unaudited condensed consolidated financial statements.

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six and three-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed on March 30, 2020.

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

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design of primer and probe structure (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

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

NOTE 2 – SUMMARY of SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2020 total accounts receivable was $5,885,065 with an allowance for uncollectable accounts of $535,389 resulting in a net amount of $5,349,876.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At June 30, 2020, we had $10,110,786 in inventory of which $3,763,472 was finished goods and $6,347,314 was raw materials. Provisions are made to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

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

Earnings (Loss) per Share

Basic earnings or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. For the three and six months ended June 30, 2020 the Company included 1,401,561 and 87,777, and 1,493,821 and 76,172 for outstanding options and warrants, respectively in calculating the diluted earnings per share. As the Company experienced net losses during the three and six months ended June 30, 2019, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive. For the three and six months ended June 30, 2019, there were 4,534,575 potentially dilutive shares consisting of: (i) 1,247,707 for outstanding options, (ii) 953,535 for outstanding warrants and (iii) 2,333,333 for issued and outstanding shares of convertible preferred stock.

Research and Development

Research and development costs are expensed when incurred. The Company expensed $750,249 and $1,150,271 of research and development costs for the three and six months ended June 30, 2020, respectively. The Company expensed $312,590 and $659,896 of research and development costs for the three and six months ended June 30, 2019, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13, which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company’s accounts receivable. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us, but the Company may adopt upon election, it on January 1, 2021. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first early reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. The Company is still assessing the amendments of ASU 2019-12 and the impact the amendments will have on the Company’s consolidated financial statements and related disclosures.

Commitments and Contingency

On July 16, 2020, we were served in an action filed in the United States District Court for the District of Utah claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The Plaintiff, Gelt Trading, Ltd., a Cayman Islands limited company, demands compensatory damages sustained as a result of our alleged wrongdoing in an amount to be proven at trial. We will vigorously defend this action as we do not believe it has any merit.

In addition, there is a threatened lawsuit from former consultants claiming compensation for services rendered in 2015. We will vigorously defend this matter if it results in a lawsuit.

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

During the three months ended March 31, 2020, we issued an aggregate of 2,133,333 shares of our common stock in conversion of 2,560,000 shares of our Series A Preferred Stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

During the three months ended March 31, 2020, we issued an aggregate of 694,492 shares of our common stock in relation to the cashless exercise of 759,445 previously issued unregistered warrants.

During the three months ended March 31, 2020. we issued 12,363 shares of our common stock valued at $31,193 to 2 companies for investment relations services rendered.

During the three months ended June 30, 2020, we received $220,000 from the exercise of 110,000 unregistered warrants at an exercise price of $2.00 per share and issued an aggregate of 110,000 shares of our common stock to four individuals.

During the three months ended June 30, 2020, we received $643,465 from the exercise of 420,289 registered options by10 employees and two Members of our Board of Directors and issued an aggregate of 420,289 shares of our common stock.

During the three months ended June 30, 2020, we issued 9,689 shares of our commons stock valued at $86,050 to 3 companies for investment relations services rendered.

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

NOTE 4 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the plan. The number of unissued awards authorized under the plan at June 30, 2020 was 3,828,183.

Stock Options

We use a Black-Scholes model to value granted stock options which requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. In determining the expected volatility our computation is based the stock prices of 3 comparable companies and is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the option was granted with a maturity equal to the expected term of the option. The fair values for the options granted were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Risk free interest rate	1.05%	1.56%
Expected life (in years)	7.3	10
Expected volatility	62.82%	63.65%
Expected dividend yield	0%	0%
Stock price	$8.14	$1.07

We recognized $301,568 and $703,198 of stock-based compensation expense, related to stock options for the three and six months ended June 30, 2020 respectively, which is included in administrative and general expenses.

We recognized $126,483 and $214,278 of stock-based compensation expense, related to stock options for the three and six months ended June 30, 2019, respectively, which is included in administrative and general expenses.

The following table summarizes option activity during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2019	1,172,707	$2.23	$1.09	8.72
Options granted	890,000	1.07	0.52	9.66
Expired	—	—	—	—
Forfeited options	(40,890)	(3.85)	(1.59)	(8.04)
Exercised	—	—	—	—
Outstanding at December 31, 2019	2,021,817	$1.69	$0.83	8.73

Options granted	150,000	8.14	4.70	7.30
Expired	—	—	—	—
Forfeited options	—	—	—	—
Exercised	(420,289)	(1.53)	(0.79)	(7.62)

Outstanding at June 30, 2020	1,751,528	$2.28	$1.21	8.50

The intrinsic value of options outstanding at June 30, 2020 and 2019 was $15,462,981 and $72,093, respectively. There were 843,333 and 566,667 of unvested option included the table above as of June 30, 2020 and 2019, respectively. At June 30, 2020 there were 843,333 unvested options.

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

The following table summarizes warrant activity during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2019	483,535	4.92	1.99	3.29
Warrants issued	500,000	1.53	1.46	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2019	983,535	$1.44	$1.03	3.34

Warrants issued	20,000	16.49	15.19	5.00
Expired	—	—	—	—
Forfeited warrants	—	—	—	—
Exercised	(894,445)	(1.37)	(1.05)	(2.80)

Outstanding at June 30, 2020	109,090	$2.06	$1.17	3.62

The intrinsic value of options and warrants exercised in the six months ended June 30, 2020 was $16,083,097. Total unrecognized stock-based compensation was $468,295 at June 30, 2020 for options granted. The Company expects to recognize the aggregate amount of this compensation expense over the next years in accordance with contractual provisions and vesting as follows:

Year	Amount
2020	$198,148
2021	234,149
2022	35,998
Total	$468,295

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, one of our current executive officers, prior to our acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and we began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month. At June 30, 2020, the aggregate balance of this related party liability was $200,000.

NOTE 6 – LEASE OBLIGATIONS

Our offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 13,687 square feet at a monthly rate of $28,825 and expires in February 2024. For the three and six months ended June 30, 2020 the Company expensed $86,969 and $138,787, respectively, for rent. For the three and six months ended June 30, 2019, the Company expensed $45,040 and $90,621, respectively, for rent. The Company’s ongoing lease obligation as of June 30, 2020 is as follows:

Year	Amount
Remainder of 2020	$172,950
2021	345,900
2022	345,900
2023	345,900
2024	57,653
Total	$1,268,303

NOTE 7 – SUBSEQUENT EVENTS

In August, 2020, we discovered that a freezer that held manufactured tests had failed and that approximately $1,200,000 of finished goods inventory had thawed and was no longer saleable and will be written off.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 30, 2020 and the audited financial statements and notes included therein.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As an emerging growth company, we have elected to opt-in to the extended transition period for new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Executive Overview

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto included elsewhere in this report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the section of this report entitled “Cautionary Note Regarding Forward-Looking Statements” for a summary of the risks and uncertainties associated with an investment in our securities.

Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CDI”), is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We have developed and manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design of primer and probe structure (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA.

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. Because we own our platform, we believe we will be able to accomplish this faster and more economically, allowing for significant margins while still positioning the Company to be a low-cost provider of molecular diagnostics and screening services.

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that make it ideally suited to a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next gen sequencing.

Our scientists use the complex mathematics of DNA/RNA test design, to engineer and optimize a DNA/RNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our Chief Technology Officer, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in PCR testing systems. CDI technologies are now protected by seven granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which enables the sale of diagnostic tests at a lower price than competitors, while enabling us to maintain profit margins.

We may either sell or lease the MDx Device to labs and diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary tests to those laboratories and testing facilities.

We designed our tests by identifying the optimal locations on the target gene for amplification and paired the location with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, the data resulting from our tests verify that we succeeded in designing what we intended at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our lab or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user needs.

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for COVID-19, tuberculosis, hepatitis B and C, human papilloma virus, malaria, chikungunya, dengue, and the zika virus. In the United States, CDI has obtained Emergency Use Authorization (“EUA”) for its COVID-19 test from the FDA and sells that test to qualified labs. In addition, our LogixSmart COVID-19 test has been approved for sale in Australia and Mexico by the regulatory bodies in those countries.

In addition to testing for infectious disease, the technology lends itself to identifying any section of a DNA or RNA strand that describe any type of genetic trait, which creates a number of significant applications. We, in conjunction with our customers, are active in designing and licensing tests that identify genetic traits in plant and animal genomes. We also have three multiplexed tests developed to test mosquitos for the identification of diseases carried by the mosquitos to enable municipalities to concentrate their efforts in spraying mosquito populations on the specific areas known to be breeding the mosquitos that carry deadly viruses.

Recent Developments

On January 23, 2020, we announced the completion of the principle design work for a PCR screening test for new coronavirus, COVID-19, intended to address potential need for detection of the virus. An outbreak of respiratory illness caused by the pneumonia-like COVID-19 has spread rapidly throughout the world since first being discovered in the Chinese city of Wuhan on December 31, 2019. China confirmed human-to-human transmission of the virus and the United States announced the first infection in this country, detected in a traveler returning from Wuhan. Our COVID-19 test features the Company’s patented CoPrimer™ technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization (WHO) and Centers for Disease Control (CDC).

On February 20, 2020, we announced that our Logix Smart™ COVID-19 Test technical file had been submitted for registration with the European Union, and that it was expected to be available late February as an in vitro diagnostic (“IVD”) for markets that accept a CE marking as valid regulatory approval. Subsequently, on February 24, 2020, we announced that our test obtained regulatory clearance to be sold as an IVD for the diagnosis of COVID-19 in markets that accept CE-marking as valid regulatory approval, and became available for purchase from the Company’s Utah-based ISO-13485:2016 certified facility. The Declaration of Conformity for the Logix Smart COVID-19 test confirms that it meets the Essential Requirements of the European Community’s In-Vitro Diagnostic Medical Device Directive (IVDD 98/79/EC), permitting export and sales of the product as an IVD to commence immediately in the European Community. We shipped samples of the Research Use Only version of our test to distributors in various countries, which allowed future customers to confirm the quality and sensitivity of the product, and for us to accelerate the sales efforts of the COVID-19 test.

We commenced sales of the COVID-19 tests in February and March of 2020 to international customers and sold the tests in numerous countries around the world through an expanding distributor network.

On April 6, 2020, we announced that we had received an Emergency Use Authorization from the FDA allowing us to commence sales of our Logix Smart COVID-19 test to laboratories certified by the Center for Medicare and Medicaid Services under the Clinical  Laboratories Improvements Act (“CLIA”) to accept human samples for diagnostics testing throughout the United States and we have been actively marketing to such CLIA labs since that time.

Infectious Disease Product Offering

Using its proprietary test design system and proprietary reagents, CDI designs and sells PCR diagnostic tests for diseases and pathogens such as COVID-19, tuberculosis, hepatitis B and C, malaria, dengue, human papilloma virus, chikungunya, and zika virus, all of which tests have been designed and verified in CDI’s laboratory. Our tuberculosis test and zika test received a CE Mark in 2018, and a triplex test for zika, dengue and chikungunya received a CE Mark in 2019, qualifying the tests to be sold throughout the European community and in most countries in central and South America. In December, 2019, our Indian joint venture received a license to manufacture and sell tuberculosis, hepatitis B, hepatitis C, human papilloma virus 16/18 and malaria tests in India from the Central Drugs Standard Control Organization (“CDSCO”). In February 2020, we received a CE Mark for our Logix Smart COVID-19 test and in April 2020, our COVID-19 test was approved for manufacture and sale in India by the CDSCO and in Mexico by the INDRE, Mexico’s equivalent to the United States Center for Disease Control. In August 2020, we received approval from the Australian Department of Health Therapeutic Goods Division to sell our COVID-19 in Australia.

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

Caribbean and Central and South America

Our initial sales were to entities located in South and Central America.

In some of those countries, there are limited regulatory hurdles and sales we started offering our tests immediately. We have applied for registration of our tests in those countries that require registration and our distributors in those countries have provided us with in country assistance in completing such registrations.

We first offered our zika test in this region because of the demand for such test, followed quickly by tests for tuberculosis, our triplex test for zika, chikungunya, and dengue, hepatitis B and C, and dengue. Sales of those tests have not been material, but with the granting of a CE mark for our Logix Smart COVID-19, we began significant sales in this region. Products are manufactured for sale upon receipt of purchase orders from distributors, labs and hospitals.

India

In January, 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed an Indian joint venture organized as CoSara Diagnostics, Pvt. The agreement provided for the construction of a manufacturing plant and the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have received a license for the plant in Rinoli, India to manufacture approved tests and it will be used for testing and manufacturing for the Indian market.

As mentioned above, the CDSCO has given us the approval for manufacture and sale of the five tests referred above and the Company has begun manufacture and sale of those tests. Sales of those tests has not been material to date. The Company has commenced a reagent rental program in India with a thermocycler purchased from a third-party vendor and which we refer to as our MDx Device. We have placed twenty-one of our MDx Devices with labs in India. Each of the reagent rental placements requires the purchase of a minimum of 250 tests per month. India is the country with the highest burden of tuberculosis. World Health Organization (WHO) tuberculosis statistics for India for 2015 give an estimated incidence figure of 2.2 million cases of tuberculosis for India out of a global incidence of 9.6 million. The tuberculosis incidence for India is the number of new cases of active tuberculosis disease in India during a certain time period (usually a year). We believe that we will be able to sell our tuberculosis test in India through our sales distribution network that we are building currently.

On March 19, 2020, we announced that CoSara Diagnostics, Pvt., our Indian joint venture (“CoSara”), received authorization to begin manufacture and sale of COVID-19 tests in India. Those tests in India are branded as SaraGene COVID-19 tests and are sold exclusively by CoSara. Because any commercial activity in India was severely restricted until May 2020, CoSara was not able to commence the manufacturing and sale of the SaraGene COVID-19 tests until late in the second quarter, but sales efforts still resulted in sales significant enough to make CoSara profitable for the quarter ending June 30, 2020.

Although the efforts of CoSara are currently concentrated in providing the SaraGene COVID-19 test to the Indian market, we are preparing to submit technical files to the CDSCO requesting approval tests for the human immunodeficiency virus (HIV) and dengue as well as a blood bank panel before the end of the third quarter of 2020 to increase the number of tests to be sold in that market.

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

We have received ISO 13485 and ISO 9001 certifications relating to the design and manufacture of our medical device products. The ISO certification indicates that we meet the standards required to self-certify certain of our products and affix a CE-marking for sales of our products in countries accepting the CE marking (not in the United States) with only minimal further governmental approvals and registrations in most countries.

United States

The U.S. Food and Drug Administration (FDA) has granted permission for us to export all of our IVD our products. The FDA’s permission to export was granted under Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801(e) of the FDA Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any Premarket Approval steps with the FDA. Section 801(e) of the FDA Act applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices. We have received Emergency Use Authorization (EUA) for our COVID-19 test, which allows sales to qualified labs in the United States.

Under our EUA we are actively marketing our LogixSmart COVID-19 test to CLIA certified laboratories in the United States and the CLIA labs are able to qualify our LogixSmart test as a Laboratory Developed Test (LDT), a diagnostic test that has been validated for use in the CLIA lab. These tests may be used by the lab only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDT’s and obtain licenses to offer them as diagnostic services. The FDA has publicly announced its intention to regulate certain LDTs in a phased-in approach, but draft guidance that was published a couple of years ago was withdrawn at the end of the Obama administration and replaced by an informal non-enforceable discussion paper reflecting some of the feedback that it received on LDT regulation. We are currently marketing to CLIA laboratories throughout the US.

Market Opportunity

The market opportunity for our tests changed radically with the emergence of the COVID-19 pandemic. Because we were able to respond rapidly and produce a quality product, we have been able to build a distribution network that extends to more than 80 countries with over 50 active distributors, most of which have been the sales network that has allowed us to export products throughout the world. We believe that after the pandemic is brought under control, the network of distributors that we have built in these extra-ordinary times will serve us well in sales of other diagnostic tests.

The molecular diagnostics market is a fast-growing portion of the in vitro (test tube-based, controlled environment) diagnostics market. Using estimates of the incidence of disease by the Centers for Disease Control (CDC), the World Health Organization (WHO) and other international health agencies and sources, the Company estimates that the global annual demand for diagnostic tests are:

Tuberculosis	10,400,000
Multi-drug resistant Tuberculosis	580,000
Zika	324,000,000
Hepatitis B	240,000,000
Hepatitis C	130,000,000
HIV	36,700,000
Malaria	214,000,000
Sexually Transmitted Illnesses	357,000,000
Human papilloma virus	291,000,000
Dengue	390,000,000
Total Annual Tests	1,993,680,000

There are several advantages of molecular tests, such as the ones we market and sell, over other forms of diagnostic testing. These advantages include higher specificity sensitivities, the ability to perform multiplex tests and the ability to test for drug resistance or individual genes.

Mosquito Vector Control Services

In response to market demand, we introduced our first diagnostics tests to be used exclusively to test for mosquito borne pathogens in June 2019. Municipalities in the US and many other countries in the world are concerned about the diseases carried by mosquitos and which infect the human population. To prevent outbreaks of potentially harmful viruses, such as zika or west nile, from infecting the public the municipalities conduct spraying operations to eliminate the mosquito populations carrying the diseases. Because it is too expensive and potentially harmful to the environment to spray all mosquito breeding areas, the problem is to identify which particular area has mosquitos that are carrying the harmful viruses. To know where the host mosquitos with the harmful viruses are located, traps are set, mosquitos collected and then tested to find the areas that most needed spraying. There are over three thousand mosquito abatement districts throughout the United States and almost all of them conduct testing to help make the spraying more effective.

Our first vector related test was a triplex test that tests for west nile, western equine and St. Louis encephalitis. We began shipping the tests in June 2019. We added a second test that tests mosquitos for zika, chikungunya and dengue in a triplex test. Finally, in November 2019, we completed a test for west nile, eastern equine and St. Louis encephalitis, specifically for use in the eastern United States. As a result, mosquito abatement districts can test for three target viruses in one test as compared to needing to perform three different tests using other market available PCR tests, which saves our customers money. Additionally, the districts are more effective because they can get test results in a matter of hours using our product instead of weeks when they have to wait for a central lab to process the mosquito tests.

We have sold our Vector Smart test products and/or related lab equipment to testing districts in in different sections of the country and are marketing our products through trade shows, electronic and regular mail solicitations and have hired additional sales personnel in the eastern US to more economically and efficiently market to the east coast areas.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits and low-cost MDx Device.

●	Flexibility: Our tests have been designed to run on many vendors’ DNA diagnostic testing machines. These tests are particularly well suited to the new generation of “lab-on-a-chip” and “point-of-care” (“LOC” and “POC”), highly portable analysis machinery for field, clinic and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE Mark for our Logix Smart coronavirus disease (COVID-19) test being approximately 30 days.

●	Accuracy: We believe our tests are more sensitive and specific than competitors’ and can detect more strains of viruses.

●	Exclusivity: We own all patents and all intellectual property used in preparation of our tests.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient specific to eliminate waste, misdiagnoses, and ineffectiveness. We believe a critical component will be accurate, more affordable DNA/RNA-based diagnostics, which we plan to offer.

●	Low-cost Provider: We plan to keep our overhead low. Our platform technology obviates the need to pay patent royalties typically required of our competitors which use patented test platforms to design their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, we anticipate that we can identify the best target markets, not only in highly burden developing countries (HBDC’s) but also in developed nations.

●	Growth Industry Category: We believe that DNA/RNA testing is the fastest-growing segment of in-vitro diagnostic testing.

●	Combination Product Offering: Our ultra-sensitive tests can be a well-designed match for a new generation of handheld and other small point-of-care (POC) devices now entering the market. Used together, these affordable tests and devices may revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multi-plexing: Our existing multiplexed tests demonstrate that our CoPrimer designed tests are able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that generally occur in multiplexed tests.

Liquid Biopsy for Cancer Screening

The development of the liquid biopsy test will be expected to spur low cost testing in many developing countries. We believe that our liquid biopsy cancer screening may be ready for testing in the second quarter of 2021 if we have sufficient development resources to dedicate to the project. Medical applications of our SNP detection technology can determine the presence of cancer cells or cell-free genetic material in a liquid or tissue biopsy, and to determine the distinct type of cancer involved. A real-life example of this includes being able to identify specific mutation(s) in genes linked to breast cancer in order to determine a patient’s prognosis, initiate the most effective and affordable treatment and to determine whether chemotherapy is necessary. After diagnosis the relative cost of our technology would allow for frequent testing to measure the effectiveness of the treatment and thus could be a companion diagnostic for a range of treatments.

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

Additional Licensing and Assay Development

In addition, the unique properties of our CoPrimer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next generation sequencing. Our licensee for our agricultural testing requested an expansion of our license agreement to include test design services for their customers and potential customers, both in the infectious disease arena as well as for agricultural customers. The license was amended in July 2019 and we will derive a license fee from our licensee for its design services. If any of its customers desire to commercialize the tests designed, they will need to seek a commercial license directly from us. Because of these unique characteristics of CoPrimers, research companies and institutions have requested that we design diagnostics to locate and identify uncommon gene sequences and SNPs and create tests for the target sequences in a multiplexed reaction. This application of our technology is in its beginning stages, but we believe that the results from our initial research indicate a significant step forward in defining the capabilities of our technology, which we believe can be translated to revenue producing licensing arrangements.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Five of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office (PTO), including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of July 31, 2020, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

We have identified additional applications of the technology, which represent potential patents that further define specific applications of the processes that are covered by the original patents. We intend to continue building our intellectual property portfolio as development continues and resources are available.

We have copyrighted our development software that is used by us to develop diagnostic tests based on our technology. We have allowed one potential customer access to our development software and intend to sell customized reagents through that customer to labs serviced by that customer throughout the world. To date we have not sold any products to that customer.

Major Customers

The Company had certain customers which are each responsible for generating 10% or more of the Company’s total revenue for the three and six months ended June 30, 2020.  These three customers together accounted for approximately 58% and 55% of the Company’s total revenue for the three and six months ended June 30, 2020, respectively.   These customers may not account for the same percentage of sales in future periods. If we were to sell nothing to those customers in the future, it would have a material adverse effect on our financial condition unless we were able to replace those customers with others.

Competition

The molecular diagnostics industry is extremely competitive. There are many firms that provide some or all of the products we provide and provide many diagnostic tests that we have yet to develop. Many of these competitors are larger than us and have significantly greater financial resources. Because we are not established, many of our competitors have a competitive advantage in the diagnostic testing industry because they also have other lines of business in the pharmaceutical industry from which they derive revenues and for which they are well known and respected in the medical profession. We will need to overcome the disadvantage of being a start up with no history of success and no significant respect from the medical and testing professionals, although this is changing as we continue to market our LogixSmart COVID-19 tests in the United States to well-known and successful laboratories. In the diagnostic testing industry, we compete with such companies as BioMerieux, Siemens, Qiagen, and Cepheid and with such pharmaceutical companies as Abbott Laboratories, Becton Dickinson and Johnson and Johnson.

Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

Competition is, and will likely continue to be, particularly intense in the market for COVID-19 diagnostic tests. Numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our LogixSmart COVID-19 tests Many of those competitors are significantly larger, and have substantially greater financial, engineering and other resources, than our company. Existing and potential competitors in the market for COVID-19 diagnostic tests include developers of both serological and molecular tests.

We expect competition to continue to increase as other established and emerging companies enter the market, as customer requirements evolve, and as new products, services and technologies are introduced. The entrance of new competitors is being encouraged by governmental authorities, who are offering funding to support development of testing solutions for COVID-19. For example, on April 29, 2020, the U.S. National Institutes of Health announced it would be using a portion of its $1.5 billion in federal stimulus funding to fund a $500 million national challenge designed to help the agency identify the best candidates for an at-home or point-of-care test for COVID-19. Some of our existing or new competitors may have strong relationships with current and potential customers, including governmental authorities, and, as a result, may be able to respond more quickly to new or changing regulatory requirements, new or emerging technologies, and changes in customer requirements.

Employees

We currently employ 37 full-time personnel at our executive offices and lab facilities in Salt Lake City, Utah, and two employees outside of Utah. We have engaged independent contractors in India to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

Government Regulation

In the United States, we will be regulated by the U.S. Federal Drug Administration (FDA) and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. However, the FDA granted us an Emergency Use Authorization (EUA) to manufacture and sell our Logix Smart COVID-19 test to CLIA labs in the United States. Because our lab is ISO certified, we are allowed to apply for CE-Marking, which will allow us to sell any CE Marked test in most countries in Europe, South America and Asia. We currently have CE Marks issued for our Logix Smart COVID-19 test, tuberculosis test, our zika virus test, and a triplex test that tests for zika, dengue, and chikungunya simultaneously. In addition, our Logix Smart COVID-19 has received the license to manufacture and sell in India from India’s CDSCO and the National Epidemiology Institute in Mexico evaluated our Logix Smart COVID-19 test and approved it for sale in Mexico. We are in the process of registering for sale our Logix Smart COVID-19 test in a number of major countries around the world.

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

RESULTS OF OPERATIONS

Results of Operations for the Six Months ended June 30, 2020 and 2019

Net Sales

For the six months ended June 30, 2020, we generated $25,588,802 of net sales compared to net sales of $64,974 in the six months ended June 30, 2019. The increase in sales of $25,523,828 was primarily due to sales of our LogixSmart COVID-19 test due to the current COVID-19 pandemic. Of the total sales, $1,782,312 was from the sale of third party manufactured equipment that we sourced and sold to customers to facilitate usage of our test. $49,800 of the revenue in 2019 was the result of sales of equipment and tests to two mosquito abatement districts and the remainder was sales of our test reagents.

Cost of Sales

For the six months ended June 30, 2020, we recorded cost of sales of $8,826,414, of which $7,175,019 was the cost of test reagents sold and $1,651,395 was the cost of equipment sold. For the six months ended June 30, 2019, we recorded cost of sales of $39,261 primarily for the cost of equipment included in the sales to mosquito abatement districts.

Operating Expenses

We incurred total operating expenses of $5,505,429 for the six months ended June 30, 2020 compared to total operating expenses of $2,645,969 for the six months ended June 30, 2019. The increase in operation expenses was due to the increase in business activities experienced as a result of the sales increases due to the COVID-19 pandemic.

General and administrative expenses increased $2,202,386 from $1,448,132 for the six months ended June 30, 2019 to $3,650,518 for the six months ended June 30, 2020. The increase in general and administrative expenses resulted from an increase of $888,572 in other professional services, and increase of $514,266 in bad debt expense as an allowance for bad debts was established due to the significant increase in receivables. Additionally, stock-based compensation expense related to options and warrants increased by $488,920 due to options granted to employees and directors, salaries and related benefits increased by $112,935, attorneys’ fees increased by $54,001 and a 401K contribution of $40,600 was also incurred.

Our sales and marketing expenses for the six months ended June 30, 2020 were $658,674 compared to sales and marketing expenses of $508,179 for the six months ended June 30, 2019. The increase of $150,495 was the result of an increase in salaries and related benefits of $131,903, an increase of $23,966 in advertising and trade shows, and an increase of $21,600 for a 401K contribution. These increases were partially offset by a decrease in travel and related expenses of $43,462 as travel was curtailed by the current pandemic.

Our research and development expenses increased by $490,376 from $659,896 for the six months ended June 20, 2019 to $1,150,271 for the six months ended June 30, 2020. The increase was primarily due to an increase of $193,117 in other profession services related to development of the capability of freeze drying our COVID-19 test to enable easier international shipping. In addition, salaries and related benefits increased $113,946 reflecting additional lab personnel, expenditures for lab supplies increased $89,252, our 401K contribution increased by $37,800, and the rent for lab space increased $34,929.

Interest Expense

For the six months ended June 30, 2020, we incurred no interest expense compared to interest expense for the six months ended June 30, 2019 of $28,187. The decrease of $28,187was the result of having a $2,000,000 loan outstanding during the month of January 2019 for which we incurred $28,187 in interest. Additionally, we incurred a loss of $78,241 on extinguishment of debt incident to the payoff of the loan referenced herein. For the six months ended June 30, 2020 we recorded interest income of $45,748 from interest on our cash not used in the operations of the business compared to interest income of $20,049 for the six months ending June 30, 2019

Net Income

We realized net income for the six months ended June 30, 2020 of $11,570,447 compared with a net loss for the six months ended June 30, 2019 of $2,712,785. The increase in net income of $14,283,232 was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales. In addition, we realized income from our Indian joint venture of $267,740 compared to a loss in the joint venture of $7,000 in the six months ending June 30, 2019 as our joint venture began sales of the Saragene COVID-19 test after clearance to begin manufacture and sale of the test in India. The sales in India were primarily made in the month of June.

The three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues

For the three months ending June 30, 2020 we generated revenues of $24,040,274 compared to revenues of $61,574 for the three months ending June 30, 2019. The revenue in the quarter ending June 30, 2020 primarily represented sales of our LogixSmart COVID-19 test. Of the total revenue in the three months ending June 30, 2020, $1,676,820 related to the sale of third party manufactured equipment, which we source and sold to customers to facilitate the sales of our COVID-19 test.

 Cost of Revenues

For the three months ended June 30, 2020 we recorded costs of revenues of $8,344,674 and for the three months ended June 30, 2019, we recorded costs of revenues of $38,809. This increase is due to the increase in revenue in 2020 due to the sale of our LogixSmart COVID-19 test. Of the total cost of sale, $1,580,968 was due to equipment that was sold to our customers.

Expenses

We incurred total operating expenses of $3,356,692 for the three months ended June 30, 2020, compared to total operating expenses of $1,388,529 for the three months ended June 30, 2019. The increase of $1,968,163 was due primarily to increased general and administrative costs of $1,383,264, and an increase of $437,659 in our research and development expenses.

General and administrative expenses increased $1,383,265, from $807,769 for the three months ended June 30, 2019 to $2,191,034 for the three months ended June 30, 2020. The increase was primarily the result of an increase of $511,607 in other professional services expense, an increase $483,266 in bad debt expense reserves and an increase of $175,085 in option and warrant expense. The increase in option expense was primarily related to, vesting of options granted in the third quarter of 2019, which had not been outstanding in the second quarter of 2019. In addition, salaries and other benefits increased $68,421, a contribution to our 401K of $40,600 and attorney fees increased $35,858.

Our sales and marketing expenses for the three months ended June 30, 2020 were $390,191, compared to sales and marketing expenses of $252,076 for the three months ended June 30, 2019. The increase of $138,115 is due primarily to an increase of $114,394 in salary and related benefits expense and an increase of $21,600 in 401K contributions, an increase of $10,467 in advertising expense partially offset by a decrease of $30,004 in travel and lodging. The reduction of travel related expenses was directly related to a ban on travel due to the coronavirus pandemic.

Our research and development expenses increased by $437,659, from $312,590 for the three months ended June 30 2019 to $750,249 for the three months ended June 30, 2020. The increase was primarily due to an increase of $191,292 in payroll and employee related expenses resulting from the addition of technical personnel and $196,226 in other professional services related to a development contract for the freeze drying of our tests to facilitate international shipping. In addition, lab supplies increased by $56,792 and the 401K contribution for lab employees increased by $37,800.

Other Income/Expense

For the three months ended June 30, 2020 we had total other income of $296,732 compared to a total other income of $21,368 for the three months ended June 30, 2019. The increase of $275,364 was due to a gain of $258,559 from our India joint venture compared to a gain of $1,728 in the same period in 2019 and an increase of $18,533 in interest income in the three months ended June 30, 2020.

Net Income

We realized net income for the three months ended June 30, 2020 of $12,635,640, compared with a net loss for the three months ended June 30, 2019 of $1,344,396. The income realized was due to the increase in gross profit realized from sales of our LogixSmart COVID-19 test commencing in March 2020, partially offset by the increase in operating expenses of $1,968,163 as explained above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At June 30, 2020, we had cash and cash equivalents of $18,550,437, total current assets of $34,532,279, total current liabilities of $2,984,642 and total stockholders’ equity of $33,357,493. We believe that we have sufficient capital to sustain our operations for the next 12 months.

We experienced negative cash flow used in operations during the six months ended June 30, 2020 of $348,459, compared to negative cash flow used in operations for the six months ended June 30, 2019 of $2,697,691. The cash generated from operations enabled us to increase our inventories by $10,030,838 and increase our receivables by $5,742,883. In addition, we used $1,457,922 of our cash in financing transactions, $714,500 in contributions to our joint venture in India and $205,290 for the purchase of equipment. The negative operating cash flow for the six months ending June 30, 2020 was met by cash reserves received from the completion of a series of three registered direct offerings in January and February 2020 pursuant to our shelf registration. We received net proceeds of $18,062,083 from those offerings and received $913,465 from the exercise of warrants and options. Since we commenced significant sales of our Logix Smart COVID-19 test in March 2020, we have used our cash generated from those sales to fund the increase in our inventories and receivables and pay our operating expenses. We have increased our technical staff to complete development of additional tests to enable us to use our distributor network to sell our other products throughout the world. The amount of a future operating deficit could occur depending on strategic and other operating decisions, thereby affecting our need for additional capital. If needed, we expect additional investment capital to come from (i) additional issuances of our common stock with existing and new investors and (ii) the private placement of other securities with investors similar to those that have provided funding in the past.

Our monthly cash operating expenses, including our technology research and development expenses and interest expense, were approximately $686,200 per month during the six months ending June 30, 2020. We completed the registered direct offering described above in January and February 2020 to fund operations through 2020. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses fluctuate from period to period.

To date, we have financed our operations through sales of our LogixSmart COVID-19 test and sales of common stock and the issuance of debt.

●	On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company an aggregate of 30,000 shares of Series A Convertible Preferred Stock of the Company for an aggregate purchase price of $3,000,000. The purchase price was paid by the investors with $1 million in cash and the conversion of a $2 million promissory note issued by the Company to one of the investors. All of the preferred shares have been converted to common stock.

●	On February 4, 2019, we completed the sale of an aggregate of 3,925,716 shares of common stock, at a purchase price of $1.40 per share in a registered direct offering pursuant the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were $5,496,002 and we received net proceeds after offering costs of $4,996,322.

●	In January 2020, we sold an aggregate of 3,448,278 shares of common stock to institutional investors for $1.45 per share for gross proceeds of approximately $5 million pursuant to a shelf-registration statement on Form S-3 (File No: 333-226835) declared effective by the SEC on September 7, 2018 (the “Shelf Registration Statement”).

●	On February 10, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 3,324,676 shares of common stock at a purchase price of $ 3.08 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $10.2 million. The closing of the offering occurred on or about February 13, 2020.

●	On February 28, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 470,000 shares of common stock at a purchase price of $9.00 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $4 million. The closing of the offering occurred on or about February 28, 2020.

●

On March 6, 2020, we received $50,000 in gross proceeds from the exercise of a warrant for 25,000 shares of common stock for $2.00 per share.

During the three months ending June 30, 2020, we received $863,465 from the exercise of warrants and stock options.

●	We generated $11,570,447 in net income during the six months ending June 30, 2020 to fund our operations.

The amount of our operating income going forward could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We have increased our work force and are using the increased technical staff to complete development on products related to the current pandemic and on products unrelated thereto in an attempt to remain profitable in the future. At our current level of operating expenditures, we believe we have sufficient cash to fund operations for the next 12 months. Absent a significant acquisition or capital expansion, we do not expect to require additional capital in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and discussed below, our disclosure controls and procedures were not effective as of June 30, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management’s assessment was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could result in a material misstatement of accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. The Company has involved and plans to further increase the involvement of consultants with the required expertise and has hired one employee and plans to further increase the accounting staff to remediate the material weakness. We believe that these actions will help remediate the material weakness. The weakness, however, will not be considered remediated until the applicable controls operate for a sufficient period of time and management is able to conclude that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the efforts noted above to remediate the previously reported material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On July 16, 2020, we were served in an action filed in the United States District Court for the District of Utah claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The Plaintiff, Gelt Trading, Ltd., a Cayman Islands limited company, demands compensatory damages sustained as a result of our alleged wrongdoing in an amount to be proven at trial. We will vigorously defend this action as we do not believe it has any merit.

In addition, there is a threatened lawsuit from former consultants claiming compensation for services rendered in 2015. We will vigorously defend this matter if it results in a lawsuit.

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

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We have a limited commercial history upon which to base our prospects and until this calendar quarter, we have not generated profits and are not certain that we will sustain profitability in the future.

We began operations in April 2013, and we have a limited operating history. While we were profitable for the three- and six-month periods ended June 30, 2020, we realized a net loss for the three months ended March 31, 2020 of $1,065,193, and a net loss of $6.2 million and $6.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. Our accumulated deficit was $13.4 million as of June 30, 2020 and $25.0 million and $18.7 million as of December 31, 2019 and December 31, 2018, respectively. We realized net income for the first time for the three months ended June 30, 2020. We were able to achieve net income because we were able to develop and market our LogixSmart COVID-19 test, but we do not have any way to predict how long our market for that test will continue. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will continue to prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

Our near-term success has been dependent on the market for our COVID-19 test and future success is dependent on continued demand for the COVID-19 test and upon our ability to develop and market other commercially accepted diagnostic tests.

Our future success will depend, in part, on the continued market for our LogixSmart COVID-19 test and upon our ability to develop and sell sufficient quantities of other diagnostics tests. Attracting new customers and distribution networks requires substantial time and expense. Any failure to continue sales of our tests in sufficient quantities to maintain profitability would adversely affect our operating results. Many factors could affect the market acceptance and commercial success of any of our diagnostic tests, including:

●	Our ability to develop additional infectious disease diagnostic tests for which there is a commercial market.
●	our ability to convince our potential customers of the advantages and economic value of our tests over competing technologies and diagnostic tests;
●	the breadth of our test menu relative to competitors;
●	changes to policies, procedures or currently accepted best practices in clinical diagnostic testing;
●	the extent and success of our marketing and sales efforts; and
●	our ability to manufacture in quantity our commercial diagnostic tests and meet demand in a timely fashion.

Risks Related to Owning our Common Stock and Other Securities

The price of our common stock may fluctuate substantially.

The market price of our common stock may be subject to wide fluctuation in response to various factors, some of which are beyond our control. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sales of our common stock by our shareholders, executives, and directors;
●	our ability to enter new markets;
●	actual or un-anticipated fluctuations in our annual and quarterly financial results;
●	our ability to obtain financings to continue and expand our commercial activities, expand our manufacturing operations, conduct research and development activities including, but not limited to, human clinical trials, and other business activities;
●	our ability to secure resources and the necessary personnel to continue and expand our commercial activities, develop additional diagnostic tests, conduct clinical trials and gain approval for our diagnostic tests on our desired schedule;
●	commencement, enrollment or results of our clinical trials of our diagnostic tests or any future clinical trials we may conduct;
●	changes in the development status of our diagnostic tests;
●	any delays or adverse developments or perceived adverse developments with respect to review by the FDA or other similar foreign regulatory authorities of our planned clinical trials;
●	any delay in our submission for studies or test approvals or adverse regulatory decisions, including failure to receive regulatory approval for our diagnostic tests;
●	our announcements or our competitors’ announcements regarding new tests, enhancements, significant contracts, acquisitions or strategic investments;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, including as a result of future issuances of securities and sales of large blocks of common stock by our shareholders;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	competition from existing technologies and diagnostic tests or new technologies and diagnostic tests that may emerge;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new diagnostic tests, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendations and changes in recommendations, price targets and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	actions taken by our principal shareholders and release or expiry of lockup or other transfer restrictions; and
●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Future sales of our common stock in the public market may cause our stock price to decline and impair our ability to raise future capital through the sale of our equity securities.

There are a substantial number of shares of our common stock held by shareholders who owned shares of our capital stock prior to our initial public offering that may be able to sell in the public market. Sales by such shareholders of a substantial number of shares could significantly reduce the market price of our common stock.

Shares issued by us upon exercise of options granted under our equity plan will be eligible for sale in the public market. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

Anti-takeover provisions in our charter documents and Utah law could discourage delay or prevent a change of control of our Company and may affect the trading price of our common stock.

We are a Utah corporation and the anti-takeover provisions of the Utah Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our Articles of Incorporation and Bylaws may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. Among other things, our Amended and Restated Articles of Incorporation and Bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors in response to a takeover attempt;

●	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the shareholders; and

●	limit who may call special meetings of shareholders.

These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our shareholders.

NASDAQ may delist our common stock from its exchange, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Should we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock, and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with the NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ Capital Market’s minimum bid price requirement or prevent future non-compliance with the NASDAQ Capital Market’s listing requirements.

If the NASDAQ Capital Market does not maintain the listing of our securities for trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

Therefore, it may be difficult for our shareholders to sell any shares if they desire or need to sell them.

We do not currently intend to pay dividends on our common stock

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.07 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

We have elected to use the extended transition periods for complying with new or revised accounting standards.

We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transaction period provided in Section 7(a)(2)(B). As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a newly formed entity. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, and NASDAQ, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the unregistered securities below during the quarter ended June 30, 2020. For each of the issuances of unregistered securities, we relied on the exemption from registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

●	On April 1, 2020, we issued a warrant to acquire up to 20,000 shares of our common stock at an exercise price of $1.40. the warrant was issued to a consultant pursuant to our agreement with the consultant. The warrant has a five-year life.

●	On June 30, 2020, we issued an aggregate of 9,689 shares of our common stock for services rendered pursuant to consulting agreements.

●	In June 2020, we issued 110,000 shares of stock pursuant to the exercise of warrants at an exercise price of $2.00 to three individuals and one limited liability company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

In August, 2020, we discovered that a freezer that held manufactured tests had failed and that approximately $1,200,000 of finished goods inventory had thawed and was no longer saleable and will be written off.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: August 13, 2020	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Reed L. Benson
	Name:	Reed L. Benson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

