Form 10-Q/A
period 2020-06-30
Co-Diagnostics, Inc.
filed 2020-11-03
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10Q/A (“Amended Report”) to amend our Quarterly Report for the quarter ended June 30, 2020, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 13, 2020 (the “Original Report”), to restate our condensed consolidated financial statements for the period ended June 30, 2020. Consequently, the previously filed unaudited condensed consolidated financial statements for the period ended June 30, 2020, should no longer be relied upon.

In accordance with applicable SEC rules, this Amended Report also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) dated November 3, 2020 10-Q as of the filing date of this Amended Report.

Amendment and Restatement Background

As previously disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2020, the Board of Directors of Co-Diagnostics, Inc. (the “Company”) and executive management determined, in consultation with the Company’s independent public accounting firm, Haynie & Company, that the Company’s condensed consolidated interim financial statements (unaudited) for the quarterly period ended June 30, 2020 included in the Original Filing could no longer be relied upon as the Original Report contained a material error. Specifically, during the course of the financial statements closing process subsequent to the period ended June 30, 2020, the Company’s CEO and CFO (collectively, “the Management”) discovered that a prepayment for inventory received after June 30, 2020 was incorrectly recorded as cost of revenue instead of as a prepaid expense in the Company’s Original Filing.

This error resulted in prepaid expenses, gross profit, and net income being understated by $2,369,369 and cost of revenue being overstated by $2,369,369 in the Original Filing. With this error being corrected in this Amended Report, gross profit and net income increased by $2,369,369. Additionally, the change resulted in an increase of basic and diluted net income per common share of $0.08. See Note 3 to the amended and restated condensed consolidated interim financial statements (unaudited) included in this Amended Report.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles (“GAAP”). Accordingly, the revised financial information included in this Amended Report has been identified as “amended and restated”.

Items Amended in this Amendment

The following sections in the Original Filing are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

●	Part I – Item 1. Financial Information
●	Part I – Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part I – Item 4. Controls and Procedures
●	Part II – Item 6. Exhibits and Signatures

For the convenience of the reader, this Amended Report sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Amended Report does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Report speaks only as of the filing date of the Original Filing, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	Restated
Assets
Current assets
Cash and cash equivalents	$18,550,437	$893,138
Accounts receivable, net	5,349,876	131,382
Inventory	10,110,786	197,168
Prepaid expenses	2,890,549	362,566
Total current assets	36,901,648	1,584,254
Property and equipment, net	473,376	196,832
Investment in joint venture	1,416,480	434,240
Total assets	$38,791,504	$2,215,326
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,127,709	$5,959
Accrued expenses	691,385	200,788
Accrued expenses (related party)	120,000	120,000
Deferred revenue	1,045,548	1,323
Total current liabilities	2,984,642	328,070
Accrued expenses-long-term (related party)	80,000	150,000
Total liabilities	3,064,642	478,070
Commitments and contingencies (Note 1)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 25,600 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	26
Common Stock, $0.001 par value; 100,000,000 shares authorized; 27,991,042 and 17,342,922 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	27,991	17,343
Additional paid-in capital	46,726,869	26,687,701
Accumulated deficit	(11,027,998)	(24,967,814)
Total stockholders’ equity	35,726,862	1,737,256
Total liabilities and stockholders’ equity	$38,791,504	$2,215,326

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	2020	2019	2020	2019
	(Restated)		(Restated)
Net revenue	$24,040,274	$61,574	$25,588,802	$64,974
Cost of revenue	5,975,305	38,809	6,457,045	39,261
Gross profit	18,064,969	22,765	19,131,757	25,713
Operating expenses
Sales and marketing	390,191	252,076	658,674	508,179
Administrative and general	2,191,034	807,769	3,650,518	1,448,132
Research and development	750,249	312,590	1,150,271	659,896
Depreciation and amortization	25,218	16,094	45,966	29,762
Total operating expenses	3,356,692	1,388,529	5,505,429	2,645,969
Income (loss) from operations	14,708,277	(1,365,764)	13,626,328	(2,620,256)
Other income (expense)
Interest income	38,173	19,640	45,748	20,048
Interest expense	-	-	-	(106,427)
Gain on disposition of assets	-	-	-	850
Gain (loss) on equity method investment in joint venture	258,559	1,728	267,740	(7,000)
Total other income (expense)	296,732	21,368	313,488	(92,529)
Income (loss) before income taxes	15,005,009	(1,344,396)	13,939,816	(2,712,785)
Provision for income taxes	-	-	-	-
Net income (loss)	$15,005,009	$(1,344,396)	$13,939,816	$(2,712,785)
Net income (loss) per common share:
Basic	$0.54	$(0.08)	$0.50	$(0.16)
Diluted	$0.51	$(0.08)	$0.48	$(0.16)
Weighted average shares outstanding:
Basic	27,582,229	17,017,964	27,605,137	17,017,964
Diluted	29,152,222	17,017,964	29,094,475	17,017,964

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Restated)
Cash flows from operating activities
Net income (loss)	$13,939,816	$(2,712,785)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	45,966	29,762
Stock-based compensation expense	1,124,242	294,677
Accretion of notes payable discount	-	91,428
Gain on disposition of assets	-	(850)
Loss (gain) from equity method investment	(267,740)	7,000
Changes in assets and liabilities:
Accounts and other receivable	(5,218,494)	(42,065)
Prepaid and other assets	(2,527,983)	(183,446)
Inventory	(10,030,838)	9,920
Deffered revenue	1,044,225	-
Accounts payable and accrued expenses	1,542,347	(191,332)
Net cash used in operating activities	(348,459)	(2,697,691)
Cash flows from investing activities
Purchase of property and equipment	(205,290)	(52,775)
Investment in joint venture	(714,500)	(247,000)
Net cash used in investing activities	(919,790)	(299,775)
Cash flows from financing activities
Proceeds from sale of common stock	19,470,005	5,496,002
Proceeds from sale of preferred stock	-	1,000,000
Proceeds from exercise of options and warrants	913,465	-
Payment of offering costs	(1,457,922)	(592,764)
Net cash provided by financing activities	18,925,548	5,903,238
Net increase in cash and cash equivalents	17,657,299	2,905,772
Cash and cash equivalents at beginning of period	893,138	950,237
Cash and cash equivalents at end of period	$18,550,437	$3,856,009
Supplemental disclosure of cash flow information
Interest paid	$-	$15,000
Income taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$117,220	$-

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months ending June 30, 2020 (Restated) and 2019

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,230
Public offering, net of offering costs of $1,457,922	-	-	7,242,954	7,243	18,004,840	-	18,012,083
Issuance of common stock for warrant exercises	-	-	719,492	720	49,280	-	50,000
Stock-based compensation expense	-	-	12,363	12	432,811	-	432,823
Conversion of preferred stock to common	(25,600)	(26)	2,133,333	2,133	(2,107)	-	-
Net loss	-	-	-	-	-	(1,065,193)	(1,065,193)
Balance as of March 31, 2020	-	$-	27,451,064	$27,451	$45,172,525	$(26,033,007)	$19,166,943
Issuance of common stock for warrant exercises	-	-	530,289	530	862,935	-	863,465
Stock-based compensation expense	-	-	9,689	10	691,409	-	691,419
Net income	-	-	-	-	-	15,005,009	15,005,009
Balance as of June 30, 2020	-	$-	27,991,042	$27,991	$46,726,869	$(11,027,998)	$35,726,836

Balance as of December 31, 2018	-	$-	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)
Public offering, net of offering costs of $592,764	-	-	3,925,716	3,926	4,899,312	-	4,903,238
Issuance of preferred stock	30,000	30	-	-	2,999,970	-	3,000,000
Stock-based compensation expense	-	-	-	-	87,794	-	87,794
Conversion of preferred stock to common	(2,000)	(2)	166,667	167	(165)	-	-
Net loss	-	-	-	-	-	(1,368,389)	(1,368,389)
Balance as of March 31, 2019	28,000	$28	17,015,766	$17,016	$25,609,344	$(20,062,556)	$5,563,832
Stock-based compensation expense	-	-	-	-	505,970	-	505,970
Issuance of common stock for services	-	-	100,000	100	80,300	-	80,400
Net loss	-	-	-	-	-	(1,344,396)	(1,344,396)
Balance as of June 30, 2019	28,000	$28	17,115,766	$17,116	$26,195,614	$(21,406,952)	$4,805,806

See accompanying notes to unaudited condensed consolidated financial statements

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

NOTE 3 – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsequent to the filing of its Form 10-Q on August 13, 2020, the Company identified an accounting issue relating to an understatement of prepaid inventory and an overstatement of cost of revenue during the three and six months ended June 30, 2020. The Company evaluated the error and determined that the change resulting in an increase of prepaid expenses, gross profit, and net income of $2,369,369 and a decrease of cost of revenue and accumulated deficit of $2,369,369. Additionally, the change resulted in an increase of net income per common share for basic and diluted of $0.08.

As a result, the Company restated its previously issued unaudited consolidated financial statements, included in its Amendment to the Company’s Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2020, filed on August 13, 2020.

The following tables present the effects of the restatement on the Company’s condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and the condensed consolidated cash flows for the six months ended June 30, 2020. In addition to the tables presented below, the Company’s accumulated deficit per the condensed consolidated statements of stockholders’ equity as of June 30, 2020 decreased from ($13,397,367) to ($11,027,998) as a result of the increase in net income from $12,635,640 to $15,005,009 for the three months ended June 30, 2020.

Condensed Consolidated Balance Sheet

	June 30, 2020
	As Previously Reported	Adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$18,550,437	$-	$18,550,437
Accounts receivable, net	5,349,876	-	5,349,876
Inventory	10,110,786	-	10,110,786
Prepaid expenses	521,180	2,369,369	2,890,549
Total current assets	34,532,279	2,369,369	36,901,648
Property and equipment, net	473,376	-	473,376
Investment in joint venture	1,416,480	-	1,416,480
Total assets	$36,422,135	$2,369,369	$38,791,504
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,127,709	$-	$1,127,709
Accrued expenses	691,385	-	691,385
Accrued expenses (related party)	120,000	-	120,000
Deferred revenue	1,045,548	-	1,045,548
Total current liabilities	2,984,642	-	2,984,642
Accrued expenses-long-term (related party)	80,000	-	80,000
Total liabilities	3,064,642	-	3,064,642
Commitments and contingencies (Note 1)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 25,600 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 27,991,042 and 17,342,922 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	27,991	-	27,991
Additional paid-in capital	46,726,869	-	46,726,869
Accumulated deficit	(13,397,367)	2,369,369	(11,027,998)
Total stockholders’ equity	33,357,493	2,369,369	35,726,862
Total liabilities and stockholders’ equity	$36,422,135	$2,369,369	$38,791,504

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Restated

Net revenue	$24,040,274	$-	$24,040,274
Cost of revenue	8,344,674	(2,369,369)	5,975,305
Gross profit	15,695,600	2,369,369	18,064,969
Operating expenses
Sales and marketing	390,191	-	390,191
Administrative and general	2,191,034	-	2,191,034
Research and development	750,249	-	750,249
Depreciation and amortization	25,218	-	25,218
Total operating expenses	3,356,692	-	3,356,692
Income from operations	12,338,908	2,369,369	14,708,277
Other income
Interest income	38,173	-	38,173
Interest expense	-	-	-
Gain on disposition of assets	-	-	-
Gain (loss) on equity method investment in joint venture	258,559	-	258,559
Total other income	296,732	-	296,732
Income before income taxes	12,635,640	2,369,369	15,005,009
Provision for income taxes	-	-	-
Net income	$12,635,640	$2,369,369	$15,005,009
Net income per common share:
Basic	$0.46	$0.08	$0.54
Diluted	$0.43	$0.08	$0.51
Weighted average shares outstanding:
Basic	27,582,229	27,582,229	27,582,229
Diluted	29,152,222	29,152,222	29,152,222

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Restated

Net revenue	$25,588,802	$-	$25,588,802
Cost of revenue	8,826,414	(2,369,369)	6,457,045
Gross profit	16,762,388	2,369,369	19,131,757
Operating expenses
Sales and marketing	658,674	-	658,674
Administrative and general	3,650,518	-	3,650,518
Research and development	1,150,271	-	1,150,271
Depreciation and amortization	45,966	-	45,966
Total operating expenses	5,505,429	-	5,505,429
Income (loss) from operations	11,256,959	2,369,369	13,626,328
Other income
Interest income	45,748	-	45,748
Interest expense	-	-	-
Gain on disposition of assets	-	-	-
Gain (loss) on equity method investment in joint venture	267,740	-	267,740
Total other income	313,488	-	313,488
Income before income taxes	11,570,447	2,369,369	13,939,816
Provision for income taxes	-	-	-
Net income	$11,570,447	$2,369,369	$13,939,816
Net income per common share:
Basic	$0.42	$0.08	$0.50
Diluted	$0.40	$0.08	$0.48
Weighted average shares outstanding:
Basic	27,605,137	27,605,137	27,605,137
Diluted	29,094,475	29,094,475	29,094,475

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$11,570,447	$2,369,369	$13,939,816
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	45,966	-	45,966
Stock-based compensation expense	1,124,242	-	1,124,242
Accretion of notes payable discount	-	-	-
Gain on disposition of assets	-	-	-
Loss (gain) from equity method investment	(267,740)	-	(267,740)
Changes in assets and liabilities:
Accounts and other receivable	(5,218,494)	-	(5,218,494)
Prepaid and other assets	(158,614)	(2,369,369)	(2,527,983)
Inventory	(10,030,838)	-	(10,030,838)
Deffered revenue	1,044,225	-	1,044,225
Accounts payable and accrued expenses	1,542,347	-	1,542,347
Net cash used in operating activities	(348,459)	-	(348,459)
Cash flows from investing activities
Purchase of property and equipment	(205,290)	-	(205,290)
Investment in joint venture	(714,500)	-	(714,500)
Net cash used in investing activities	(919,790)	-	(919,790)
Cash flows from financing activities
Proceeds from sale of common stock	19,470,005	-	19,470,005
Proceeds from sale of preferred stock	-	-	-
Proceeds from exercise of options and warrants	913,465	-	913,465
Payment of offering costs	(1,457,922)	-	(1,457,922)
Net cash provided by financing activities	18,925,548	-	18,925,548
Net increase in cash and cash equivalents	17,657,299	-	17,657,299
Cash and cash equivalents at beginning of period	893,138	-	893,138
Cash and cash equivalents at end of period	$18,550,437	$-	$18,550,437

NOTE 4 – EQUITY

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

	Six months ended June 30,
	2020	2019
Risk-free interest rate	1.05%	1.56%
Expected life (years)	7.3	10.0
Expected volatility	62.82%	63.65%
Expected dividend yield	None	None
Stock price	$8.14	$1.07

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

The following table summarizes option activity during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	1,172,707	$1.85	$1.09	8.72
Granted	890,000	1.07	0.52	9.66
Expired	-	-	-	-
Forfeited/Cancelled	(40,890)	3.85	1.59	8.04
Exercised	-	-	-	-
Outstanding at December 31, 2019	2,021,817	$1.69	$0.83	8.73
Granted	150,000	8.14	4.70	7.30
Expired	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	(420,289)	1.53	0.79	7.62
Outstanding at June 30, 2020	1,751,528	$2.28	$1.21	8.50

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

The following table summarizes warrant activity during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	483,535	$4.92	$1.99	3.29
Granted	500,000	1.53	1.46	5.00
Expired	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2019	983,535	$1.44	$1.03	3.34
Granted	20,000	16.49	15.19	5.00
Expired	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	(894,445)	1.37	1.05	2.80
Outstanding at June 30, 2020	109,090	$2.06	$1.17	3.62

The intrinsic value of options and warrants exercised in the six months ended June 30, 2020 was $16,083,097. Total unrecognized stock-based compensation was $468,295 at June 30, 2020 for options granted. The Company expects to recognize the aggregate amount of this compensation expense over the next years in accordance with contractual provisions and vesting as follows:

Year Ending December 31,
2020	$198,148
2021	234,149
2022	35,998
Total	$468,295

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

Year Ending December 31,
2020 (remainder)	$172,950
2021	345,900
2022	345,900
2023	345,900
2024	57,653
Total lease payments	$1,268,303

NOTE 8 – SUBSEQUENT EVENTS

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

Cost of Sales

For the six months ended June 30, 2020, we recorded cost of sales of $6,457,045, of which $4,805,650 was the cost of test reagents sold and $1,651,395 was the cost of equipment sold. For the six months ended June 30, 2019, we recorded cost of sales of $39,261 primarily for the cost of equipment included in the sales to mosquito abatement districts.

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

We realized net income for the six months ended June 30, 2020 of $13,939,816 compared with a net loss for the six months ended June 30, 2019 of $2,712,785. The increase in net income of $16,652,601 was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales. In addition, we realized income from our Indian joint venture of $267,740 compared to a loss in the joint venture of $7,000 in the six months ending June 30, 2019 as our joint venture began sales of the Saragene COVID-19 test after clearance to begin manufacture and sale of the test in India. The sales in India were primarily made in the month of June.

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

Cost of Revenues

For the three months ended June 30, 2020 we recorded costs of revenues of $5,975,305 and for the three months ended June 30, 2019, we recorded costs of revenues of $38,809. This increase is due to the increase in revenue in 2020 due to the sale of our LogixSmart COVID-19 test. Of the total cost of sale, $1,580,968 was due to equipment that was sold to our customers.

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

Net Income

We realized net income for the three months ended June 30, 2020 of $15,005,009, compared with a net loss for the three months ended June 30, 2019 of $1,344,396. The income realized was due to the increase in gross profit realized from sales of our LogixSmart COVID-19 test commencing in March 2020, partially offset by the increase in operating expenses of $1,968,163 as explained above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At June 30, 2020, we had cash and cash equivalents of $18,550,437, total current assets of $36,901,648, total current liabilities of $2,984,642 and total stockholders’ equity of $35,726,862. We believe that we have sufficient capital to sustain our operations for the next 12 months.

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

To date, we have financed our operations through sales of our LogixSmart COVID-19 test and sales of common stock and the issuance of debt.

●	On January 30, 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company an aggregate of 30,000 shares of Series A Convertible Preferred Stock of the Company for an aggregate purchase price of $3,000,000. The purchase price was paid by the investors with $1 million in cash and the conversion of a $2 million promissory note issued by the Company to one of the investors. All of the preferred shares have been converted to common stock.

●	On February 4, 2019, we completed the sale of an aggregate of 3,925,716 shares of common stock, at a purchase price of $1.40 per share in a registered direct offering pursuant the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were $5,496,002 and we received net proceeds after offering costs of $4,996,322.

●	In January 2020, we sold an aggregate of 3,448,278 shares of common stock to institutional investors for $1.45 per share for gross proceeds of approximately $5 million pursuant to a shelf-registration statement on Form S-3 (File No: 333-226835) declared effective by the SEC on September 7, 2018 (the “Shelf Registration Statement”).

●	On February 10, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 3,324,676 shares of common stock at a purchase price of $ 3.08 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $10.2 million. The closing of the offering occurred on or about February 13, 2020.

●	On February 28, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 470,000 shares of common stock at a purchase price of $9.00 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $4 million. The closing of the offering occurred on or about February 28, 2020.

●

On March 6, 2020, we received $50,000 in gross proceeds from the exercise of a warrant for 25,000 shares of common stock for $2.00 per share.

During the three months ending June 30, 2020, we received $863,465 from the exercise of warrants and stock options.

●	We generated $13,939,816 in net income during the six months ending June 30, 2020 to fund our operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

At the time our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 was filed on August 14, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and discussed below, our disclosure controls and procedures were not effective as of June 30, 2020. Subsequent to that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that an additional material weakness, as described below, existed.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness previously identified during management’s assessment was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could result in a material misstatement of accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

In connection with the identification of an error that resulted in the restatement described in Note 3 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, we also identified that we did not design and maintain effective controls over the purchasing and receiving of inventory. Specifically, there was a lack of formalized purchasing and receiving processes and controls and the functions were decentralized. This material weakness resulted in the restatement of our condensed consolidated financial statements for the quarterly period ended June 30, 2020.

To address the previously identified material weakness, we have involved and plan to further increase the involvement of consultants with the required expertise and have hired one employee and plan to further increase the accounting staff to remediate the material weakness. We believe that these actions will help remediate the previously identified material weakness. The weakness, however, will not be considered remediated until the applicable controls operate for a sufficient period of time and management is able to conclude that these controls are operating effectively.

To address the newly identified material weakness, we have centralized the purchasing and receiving functions and have added new processes and controls to ensure purchasing and receiving are recorded completely and accurately. Additionally, the Company is implementing a new enterprise resource planning (“ERP”) system, which will enable us to further enhance the processes and controls related to inventory, including purchasing and receiving.

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

We began operations in April 2013, and we have a limited operating history. While we were profitable for the three- and six-month periods ended June 30, 2020, we realized a net loss for the three months ended March 31, 2020 of $1,065,193, and a net loss of $6.2 million and $6.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. Our accumulated deficit was $11.0 million as of June 30, 2020 and $25.0 million and $18.7 million as of December 31, 2019 and December 31, 2018, respectively. We realized net income for the first time for the three months ended June 30, 2020. We were able to achieve net income because we were able to develop and market our LogixSmart COVID-19 test, but we do not have any way to predict how long our market for that test will continue. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will continue to prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

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

CO-DIAGNOSTICS, INC.

Date: November 3, 2020	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2020	By:	/s/ Reed L. Benson
	Name:	Reed L. Benson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

