Form 10-Q
period 2020-09-30
Co-Diagnostics, Inc.
filed 2020-11-16
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

As of November 13, 2020, there were 28,269,201 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

Co-Diagnostics, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$21,230,362	$893,138
Marketable investment securities	6,050,000	-
Accounts receivable, net	10,640,417	131,382
Inventory	10,726,982	197,168
Prepaid expenses	384,642	362,566
Deferred tax asset	2,914,781	-
Total current assets	51,947,184	1,584,254
Property and equipment, net	538,279	196,832
Investment in joint venture	2,165,037	434,240
Total assets	$54,650,500	$2,215,326
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$250,465	$5,959
Accrued expenses	786,063	200,788
Accrued expenses (related party)	120,000	120,000
Deferred revenue	657,925	1,323
Total current liabilities	1,814,453	328,070
Accrued expenses-long-term (related party)	60,000	150,000
Total liabilities	1,874,453	478,070
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 25,600 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	26
Common Stock, $0.001 par value; 100,000,000 shares authorized; 28,161,259 and 17,342,922 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	28,161	17,343
Additional paid-in capital	48,044,352	26,687,701
Accumulated earnings (deficit)	4,703,534	(24,967,814)
Total stockholders’ equity	52,776,047	1,737,256
Total liabilities and stockholders’ equity	$54,650,500	$2,215,326

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Revenue	$21,818,753	$41,434	$47,407,555	$106,408
Cost of revenue	5,821,281	20,365	12,278,326	59,626
Gross profit	15,997,472	21,069	35,129,229	46,782
Operating expenses
Sales and marketing	798,474	262,360	1,457,148	770,539
Administrative and general	2,203,417	1,060,763	5,853,935	2,508,895
Research and development	921,889	331,027	2,072,160	990,923
Depreciation and amortization	35,490	17,006	81,456	46,768
Total operating expenses	3,959,270	1,671,156	9,464,699	4,317,125
Income (loss) from operations	12,038,202	(1,650,087)	25,664,530	(4,270,343)
Other income (expense)
Interest income	29,992	12,207	75,740	32,255
Interest expense	-	(10)	-	(106,437)
Gain on disposition of assets	-	-	-	850
Gain (loss) on equity method investment in joint venture	748,557	(109,876)	1,016,297	(116,876)
Total other income (expense)	778,549	(97,679)	1,092,037	(190,208)
Income (loss) before income taxes	12,816,751	(1,747,766)	26,756,567	(4,460,551)
Income tax provision (benefit)	(2,914,781)	-	(2,914,781)	-
Net income (loss)	$15,731,532	$(1,747,766)	$29,671,348	$(4,460,551)
Earnings (loss) per common share:
Basic	$0.56	$(0.10)	$1.13	$(0.27)
Diluted	$0.53	$(0.10)	$1.07	$(0.27)
Weighted average shares outstanding:
Basic	28,084,267	17,328,787	26,172,439	16,809,085
Diluted	29,597,792	17,328,787	27,621,531	16,809,085

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$29,671,348	$(4,460,551)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	81,456	46,768
Stock-based compensation expense	2,167,376	570,632
Accretion of notes payable discount	-	91,428
Gain on disposition of assets	-	(850)
Loss (gain) from equity method investment	(1,016,297)	116,876
Deferred income taxes	(2,914,781)	-
Changes in assets and liabilities:
Accounts and other receivable	(10,509,035)	(39,433)
Prepaid and other assets	(22,076)	(12,993)
Inventory	(10,647,034)	800
Deferred revenue	739,781	4,386
Accounts payable and accrued expenses	656,602	(229,913)
Net cash provided by (used in) operating activities	8,207,340	(3,912,850)
Cash flows from investing activities
Purchases of property and equipment	(305,683)	(77,026)
Purchases of marketable investment securities	(9,310,000)	-
Proceeds from maturities of marketable investment securities	3,260,000	-
Investment in joint venture	(714,500)	(319,440)
Net cash used in investing activities	(7,070,183)	(396,466)
Cash flows from financing activities
Proceeds from sale of common stock	19,470,005	5,496,002
Proceeds from sale of preferred stock	-	1,000,000
Proceeds from exercise of options and warrants	1,187,984	-
Payment of offering costs	(1,457,922)	(592,764)
Net cash provided by financing activities	19,200,067	5,903,238
Net increase in cash and cash equivalents	20,337,224	1,593,922
Cash and cash equivalents at beginning of period	893,138	950,237
Cash and cash equivalents at end of period	$21,230,362	$2,544,159
Supplemental disclosure of cash flow information
Interest paid	$-	$15,000
Income taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$117,220	$-
Warrants issued for services	$-	$379,487
Conversion of preferred stock to common	$-	$440,000
Conversion of debt for preferred stock	$-	$2,000,000

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ending September 30, 2020 and 2019

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	-	-	7,242,954	7,243	18,004,840	-	18,012,083
Common stock issued for warrant exercises	-	-	719,492	720	49,280	-	50,000
Stock-based compensation expense	-	-	12,363	12	432,811	-	432,823
Conversion of preferred stock to common	(25,600)	(26)	2,133,333	2,133	(2,107)	-	-
Net loss	-	-	-	-	-	(1,065,193)	(1,065,193)
Balance as of March 31, 2020	-	$-	27,451,064	$27,451	$45,172,525	$(26,033,007)	$19,166,969
Common stock issued for option and warrant exercises	-	-	530,289	530	862,935	-	863,465
Stock-based compensation expense	-	-	9,689	10	691,409	-	691,419
Net income	-	-	-	-	-	15,005,009	15,005,009
Balance as of June 30, 2020	-	$-	27,991,042	$27,991	$46,726,869	$(11,027,998)	$35,726,862
Common stock issued for option exercises	-	-	108,334	108	274,410	-	274,518
Stock-based compensation expense	-	-	61,883	62	1,043,073	-	1,043,135
Net income	-	-	-	-	-	15,731,532	15,731,532
Balance as of September 30, 2020	-	$-	28,161,259	$28,161	$48,044,352	$4,703,534	$52,776,047

Balance as of December 31, 2018	-	$-	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)
Public offering, net of offering costs of $592,764	-	-	3,925,716	3,926	4,899,312	-	4,903,238
Issuance of preferred stock	30,000	30	-	-	2,999,970	-	3,000,000
Stock-based compensation expense	-	-	-	-	87,794	-	87,794
Conversion of preferred stock to common	(2,000)	(2)	166,667	167	(165)	-	-
Net loss	-	-	-	-	-	(1,368,389)	(1,368,389)
Balance as of March 31, 2019	28,000	$28	17,015,766	$17,016	$25,609,344	$(20,062,556)	$5,563,832
Stock-based compensation expense	-	-	-	-	505,970	-	505,970
Issuance of common stock for services	-	-	100,000	100	80,300	-	80,400
Net loss	-	-	-	-	-	(1,344,396)	(1,344,396)
Balance as of June 30, 2019	28,000	$28	17,115,766	$17,116	$26,195,614	$(21,406,952)	$4,805,806
Stock-based compensation expense	-	-	21,156	21	275,934	-	275,955
Conversion of preferred stock to common	(2,400)	(2)	200,000	200	(198)	-	-
Net loss	-	-	-	-	-	(1,747,766)	(1,747,766)
Balance as of September 30, 2019	25,600	$26	17,336,922	$17,337	$26,471,350	$(23,154,718)	$3,333,995

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CDI”), is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. The Company develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of these tests, the Company may sell diagnostic equipment and supplies from other manufacturers.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed on March 30, 2020.

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

Note 2 – Summary of Significant Accounting Policies

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in certificates of deposit. The Company determines the appropriate classification of its marketable investment securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable investment securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable investment securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2020 total accounts receivable was $11,495,417 with an allowance for uncollectable accounts of $855,000 resulting in a net amount of $10,640,417.

Equity-Method Investments

Our equity method investments are initially recorded at cost and are included in other long-term assets in the accompanying condensed consolidated balance sheet. We adjust the carrying value of our investment based on our share of the earnings or losses in the periods which they are reported by the investee until the carrying amount is zero. The earnings or losses are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At September 30, 2020, we had $10,726,982 in inventory, of which $1,740,378 was finished goods and $8,986,604 was raw materials. Provisions are made to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

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

Deferred Revenue

Deferred revenue primarily consists of payments received from customers prior to the Company fulfilling its performance obligation of providing the product. When this occurs, the Company records a contract liability as deferred revenue. Deferred revenue is recognized as revenue as the related performance obligations are satisfied.

Income Taxes

The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred income tax assets and deferred income tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

Valuation allowances are provided when it is more-likely-than-not that some or all of the deferred income tax assets may not be realized. In assessing the need for a valuation allowance, the Company has considered its historical levels of income, expectations of future taxable income and ongoing tax planning strategies.

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets. Judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has no significant uncertain income tax positions in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial positions, result of operations, or cash flows.

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three and nine months ended September 30, 2020. Three customers together accounted for approximately 64% of total revenue for the three months ended September 30, 2020 and two customers together accounted for 42% of total revenue for the nine months ended September 30, 2020.

Two customers each accounted for more than 10% of accounts receivable at September 30, 2020. These two customers together accounted for approximately 66% of accounts receivable at September 30, 2020.

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period.

Diluted net income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased by common shares that could be issued upon conversion or exercise of other outstanding securities to the extent those additional common shares would be dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income or loss per share by application of the treasury stock method. During periods when the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are anti-dilutive

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13, which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company’s accounts receivable. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us, but the Company may adopt it upon election on January 1, 2021. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first early reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements and when it plans to adopt it.

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

Note 3 – Fair Value Measurements

The Company measures and records certain financial assets at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit. The following table summarizes the assets measured at fair value on a recurring basis as of September 30, 2020 by level within the fair value hierarchy:

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$6,050,000	$-	$6,050,000

Note 4 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$14,054,316	$41,434	$28,151,446	$106,408
Rest of World	7,764,437	-	19,256,109	-
Total	$21,818,753	$41,434	$47,407,555	$106,408
Percentage of revenue by area:
United States	64%	100%	59%	100%
Rest of World	36%	0%	41%	0%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2020 were as follows:

Balance as of December 31, 2019	$1,323
Revenue recognized that was included in deferred revenue balance at the beginning of the period	(1,323)
Increase due to prepayments from customers	657,925
Balance as of September 30, 2020	$657,925

The Company expects to perform its performance obligation and recognize the deferred revenue as revenue during the year ended December 31, 2020.

Note 4 – Stockholders’ Equity

Common Stock and Preferred Stock

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

During the nine months ended September 30, 2020, the Company issued an aggregate of 2,133,333 shares of common stock upon conversion of all of the Company’s convertible preferred stock outstanding as of December 31, 2019.

During the nine months ended September 30, 2020, the Company issued 829,492 shares of common stock upon the exercise of warrants and received $270,000.

During the nine months ended September 30, 2020, the Company issued 528,623 shares of common stock upon the exercise of options and received $917,984.

During the nine months ended September 30, 2020, the Company issued 83,935 shares of common stock for services provided by third parties primarily related to investment relations services.

Earnings per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Numerator
Net income, as reported	$15,731,532	$29,671,348

Denominator
Weighted average shares, basic	28,084,267	26,172,439
Dilutive effect of stock options and warrants	1,513,525	1,449,092
Shares used to compute diluted earnings per share	29,597,792	27,621,531

Basic earnings per share	$0.56	$1.13
Diluted earnings per share	$0.53	$1.07

50,000 options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

As a result of incurring a net loss for the three and nine months ended September 30, 2019, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of September 30, 2019, consisting of: (i) 2,021,817 options, (ii) 953,535 warrants and (iii) 2,133,333 for issued and outstanding shares of convertible preferred stock.

Note 5 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 3,828,183 at September 30, 2020.

Stock Options

The following table summarizes option activity during the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	2,021,817	$1.69	$0.83
Granted	150,000	8.14	4.75
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(528,623)	1.74	0.88
Outstanding at September 30, 2020	1,643,194	$2.26	$1.21	8.50

The total intrinsic value of options exercised during the nine months ended September 30, 2020 was approximately $8.3 million. The aggregate intrinsic value of outstanding options at September 30, 2020 was $15,476,739. There were 296,667 of unvested options as of September 30, 2020.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. The following weighted average assumptions were used in estimating the grant date fair value of options:

	Nine months ended September 30,
	2020	2019
Risk-free interest rate	1.05%	1.56%
Expected life (years)	7.3	10.0
Expected volatility	62.82%	63.65%
Expected dividend yield	None	None

As of September 30, 2020, there were 296,667 of unvested options and $339,951 of unrecognized stock-based compensation expense. The unrecognized stock-based compensation expense is expected to be recognized over 2.5 years.

Warrants

The Company has issued warrants related to past financings and as compensation to third parties for services provided. The Company estimates the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. The Company amortizes the fair value of issued warrants using a vesting schedule based on the terms and conditions of each warrant if granted for services.

The following table summarizes warrant activity during nine months ended September 30, 2020

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	983,535	$1.44	$1.03
Granted	20,000	16.49	15.19
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(894,445)	1.37	1.05
Outstanding at September 30, 2020	109,090	$2.06	$1.17	3.37

The intrinsic value of warrants exercised during the nine months ended September 30, 2020 was approximately $9.4 million. The aggregate intrinsic value of outstanding options warrants at September 30, 2020 was approximately $1.3 million. All outstanding warrants are exercisable at September 30, 2020 and there was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company has issued 83,935 of restricted stock for services during the nine months ended September 30, 2020.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	$158,344	$253,798	$831,541	$468,076
Warrants	-	-	303,802	-
Stock	914,790	22,135	1,032,033	102,556
Total stock-based compensation expense	$1,073,134	$275,933	$2,167,376	$570,632

Note 6 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) before income taxes	$12,816,751	$(1,747,766)	$26,756,567	$(4,460,551)
Income tax provision (benefit)	(2,914,781)	-	(2,914,781)	-
Effective tax rate	-22.7%	0.0%	-10.9%	0.0%

For the three months ended September 30, 2020, the Company recognized a benefit from income taxes of $2,914,781, representing an effective tax rate of (22.7%) which was lower than the statutory federal tax rate due primarily to the release of the valuation allowance during the quarter and the tax benefits related to tax-deductible stock-based compensation expense. For the three months ended September 30, 2019, no benefit from income taxes was recorded due to the Company being in a full valuation allowance position, resulting in an effective tax rate of 0.0%.

For the nine months ended September 30, 2020, the Company recognized a benefit from income taxes of $2,914,781, representing an effective tax rate of (10.9%), which was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits. For the nine months ended September 30, 2019, no benefit from income taxes was recorded due to the Company being in a full valuation allowance position, resulting in an effective tax rate of 0.0%.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2020, in part because in the current year the Company achieved three years of cumulative pre-tax income, management determined that there is sufficient positive evidence to conclude that it is more likely than not that its deferred tax assets, which are primarily made up of federal and state net operating losses, are realizable. Therefore, during the third quarter, the valuation allowance was fully released which resulted in a decrease to income tax expense for the period the release is recorded.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of September 30, 2020, and 2019, the Company did not have any significant uncertain tax positions. The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The income tax provisions of the CARES Act include temporary changes to income-based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act did not have a material impact on our condensed consolidated financial statements for the nine months ended September 30, 2020.

Note 7 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, a current executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and the Company began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month. At September 30, 2020, the aggregate balance of this related party liability was $180,000.

Note 8 – Commitments and Contingencies

Lease Obligations

The Company’s offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 13,687 square feet at a monthly rate of $28,825 and expires in February 2024. For the three and nine months ended September 30, 2020 the Company expensed $86,588 and $225,374, respectively, for rent. For the three and nine months ended September 30, 2019, the Company expensed $42,259 and $132,879, respectively, for rent. The Company’s future minimum lease payments were as follows as of September 30, 2020:

Year Ending December 31,
2020 (remainder)	$86,362
2021	345,900
2022	345,900
2023	345,900
2024	57,653
Total lease payments	$1,181,715

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In July and September, securities class action complaints were filed by certain stockholders of the Company against the Company claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Note 9 – Subsequent Events

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

Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CDI”), is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We develop, manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CDI’s technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design of primer and probe structure (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA.

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

We design our tests by identifying the optimal locations on the target gene for amplification and pair the location with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, the data resulting from our tests verify that we succeeded in designing what we intended at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our lab or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user needs.

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for COVID-19, tuberculosis, hepatitis B and C, human papilloma virus, malaria, chikungunya, dengue, and the zika virus. In the United States, CDI has obtained Emergency Use Authorization (“EUA”) for its COVID-19 test from the FDA and sells that test to qualified labs. In addition, our LogixSmart COVID-19 test has been approved for sale in Australia and Mexico by the regulatory bodies in those countries and has been registered for sale in many more countries.

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

2020 Developments

On January 23, 2020, we announced the completion of the principle design work for a PCR screening test for new coronavirus, COVID-19, intended to address the potential need for detection of the virus. An outbreak of respiratory illness caused by the pneumonia-like COVID-19 has spread rapidly throughout the world since first being discovered in the Chinese city of Wuhan on December 31, 2019. China confirmed human-to-human transmission of the virus and the United States announced the first infection in this country, detected in a traveler returning from Wuhan. Our COVID-19 test features the Company’s patented CoPrimer™ technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization (WHO) and Centers for Disease Control (CDC).

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

In some of those countries, there are limited regulatory hurdles so we started offering our tests immediately. We have applied for registration of our tests in those countries that require registration and our distributors in those countries have provided us with in country assistance in completing such registrations.

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

India

In January, 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed an Indian joint venture organized as CoSara Diagnostics, Pvt. The agreement provided for the construction of a manufacturing plant and the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have received a license for the plant in Ranoli, India to manufacture approved tests and it will be used for testing and manufacturing for the Indian market.

As mentioned above, the CDSCO has given us the approval for manufacture and sale of the five tests referred above and the Company has begun manufacture and sale of those tests. Sales of those tests has not been material to date. The Company has commenced a reagent rental program in India with a thermocycler purchased from a third-party vendor and which we refer to as our MDx Device. We have placed thirty-nine thermocyclers, twenty-one of which are our MDx Devices, with labs in India. Each of the reagent rental placements requires the purchase of a minimum number of tests per month. The placement of thermocyclers in India has facilitated the sale of the SaraGene COVID-19 tests in India, which has made CoSara profitable in the last two quarters. The World Health Organization (“WHO”) 2019 Global Tuberculosis Report indicates that India is the country with the highest number of cases of tuberculosis in the world and has recently exceeded all countries in the world for cases of COVID-19. WHO tuberculosis statistics for India for 2018 give an estimated incidence figure of 2.69 million cases of tuberculosis for India out of a global incidence of approximately 10.0 million. The tuberculosis incidence for India is the number of new cases of active tuberculosis disease in India during a certain time period (usually a year). We believe that we will be able to sell our tuberculosis test in India through our sales distribution network that we are building currently.

On March 19, 2020, we announced that CoSara Diagnostics, Pvt., our Indian joint venture (“CoSara”), received authorization to begin manufacture and sale of COVID-19 tests in India. Those tests in India are branded as SaraGene COVID-19 tests and are sold exclusively by CoSara. Because any commercial activity in India was severely restricted until May 2020, CoSara was not able to commence the manufacturing and sale of the SaraGene COVID-19 tests until late in the second quarter, but sales efforts have resulted in CoSara being profitable since the commencement of sales of the COVID-19 tests.

Although the efforts of CoSara are currently concentrated in providing the SaraGene COVID-19 test to the Indian market, we are preparing to submit technical files to the CDSCO requesting approval tests for the human immunodeficiency virus (HIV) and dengue as well as a blood bank panel to increase the number of tests to be sold in that market.

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

We have sold our Vector Smart test products and/or related lab equipment to testing districts in different sections of the country and are marketing our products through trade shows, electronic and regular mail solicitations and have hired additional sales personnel in the eastern US to more economically and efficiently market to the east coast areas.

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

Liquid Biopsy for Cancer Screening

The development of liquid biopsy tests is expected to spur low cost testing in many countries. We believe that our liquid biopsy cancer screening may be ready for testing in the foreseeable future. Medical applications of our SNP detection technology can determine the presence of cancer cells or cell-free genetic material in a liquid or tissue biopsy, and to determine the distinct type of cancer involved. A real-life example of this includes being able to identify specific mutation(s) in genes linked to breast cancer in order to determine a patient’s prognosis, initiate the most effective and affordable treatment and to determine whether chemotherapy is necessary. After diagnosis the relative cost of our technology would allow for frequent testing to measure the effectiveness of the treatment and thus could be a companion diagnostic for a range of treatments.

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

In mid-2017, the Company was first approached by a large agribusiness to evaluate our ability to multiplex certain target genomes. The results of the development project have successfully demonstrated our ability to not only multiplex the target genomes, but targeted SNP’s as well. The project was undertaken in conjunction with the manufacturer of our CoPrimer tests. The results of the project encouraged the parent of our manufacturer to seek a world-wide licensing arrangement for our CoPrimers in the agricultural industry, which was completed in October 2018. Pursuant to the exclusive license for the agronomics industry, the licensee pays us a royalty for all CoPrimers sold to the licensee’s customers. In January 2019, the licensee formally introduced the product at a large agricultural conference and has branded the product under the name “BHQ CoPrimers”.

Additional Licensing and Assay Development

In addition, the unique properties of our CoPrimer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next generation sequencing. Our licensee for our agricultural testing requested an expansion of our license agreement to include test design services for their customers and potential customers, both in the infectious disease arena as well as for agricultural customers. The license was amended in July 2019 and we expect to derive a license fee from our licensee for its design services. If any of its customers desire to commercialize the tests designed, they will need to seek a commercial license directly from us. Because of these unique characteristics of CoPrimers, research companies and institutions have requested that we design diagnostics to locate and identify uncommon gene sequences and SNPs and create tests for the target sequences in a multiplexed reaction. This application of our technology is in its beginning stages, but we believe that the results from our initial research indicate a significant step forward in defining the capabilities of our technology, which we believe can be translated to revenue producing licensing arrangements.

Intellectual Property Protection

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Five of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office (PTO), including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of October 2020, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued patents expire in 2034, one in 2036 and one in 2038.

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

Major Customers

The Company had certain customers which are each responsible for generating 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2020. Three customers together accounted for approximately 64% of total revenue for the three months ended September 30, 2020 and two customers together accounted for 42% of total revenue for the nine months ended September 30, 2020. These customers may not account for the same percentage of sales in future periods. If we were to sell nothing to those customers in the future, it would have a material adverse effect on our financial condition unless we were able to replace those customers with others.

Competition

The molecular diagnostics industry is extremely competitive. There are many firms that provide some or all of the products we provide and provide many diagnostic tests that we have yet to develop. Many of these competitors are larger than us and have significantly greater financial resources. Because we are not established, many of our competitors have a competitive advantage in the diagnostic testing industry because they also have other lines of business in the pharmaceutical industry from which they derive revenues and for which they are well known and respected in the medical profession. We will need to overcome the disadvantage of being a start up with no history of success and no significant respect from the medical and testing professionals, although this is changing as we continue to market our LogixSmart COVID-19 tests and other tests in the United States to well-known and successful laboratories. In the diagnostic testing industry, we compete with such companies as BioMerieux, Siemens, Qiagen, and Cepheid and with such pharmaceutical companies as Abbott Laboratories, Becton Dickinson and Johnson and Johnson.

Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

Competition is, and will likely continue to be, particularly intense in the market for COVID-19 diagnostic tests. Numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our LogixSmart COVID-19 tests. Many of those competitors are significantly larger, and have substantially greater financial, engineering and other resources, than our company. Existing and potential competitors in the market for COVID-19 diagnostic tests include developers of both serological and molecular tests.

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

Government Regulation

In the United States, we will be regulated by the U.S. Federal Drug Administration (FDA) and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. However, the FDA granted us an Emergency Use Authorization (EUA) to manufacture and sell our Logix Smart COVID-19 test to CLIA labs in the United States. Because our lab is ISO certified, we are allowed to apply for CE-Marking, which will allow us to sell any CE Marked test in most countries in Europe, South America and Asia. We currently have CE Marks issued for our Logix Smart COVID-19 test, tuberculosis test, our zika virus test, and a triplex test that tests for zika, dengue, and chikungunya simultaneously. In addition, our Logix Smart COVID-19 has received the license to manufacture and sell in India from India’s CDSCO and the National Epidemiology Institute in Mexico evaluated our Logix Smart COVID-19 test and approved it for sale in Mexico. We have also received approval to sell in Australia. We are in the process of registering for sale our Logix Smart COVID-19 test in a number of major countries around the world.

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

RESULTS OF OPERATIONS

The Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue

For the nine months ended September 30, 2020, we generated $47,407,555 of revenue compared to revenue of $106,408 in the nine months ended September 30, 2019. The increase in revenue of $47,301,147 was primarily due to sales of our LogixSmart COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue, $3,239,471 was from the sale of third party manufactured equipment and supplies that we sourced and sold to customers to facilitate usage of our test. $63,800 of the revenue in 2019 was the result of sales of equipment and tests to mosquito abatement districts and the remainder was sales of our test reagents.

Cost of Revenues

For the nine months ended September 30, 2020, cost of revenues increased by $12,218,700 from $59,626 to $12,278326. The increase in cost of revenues was due to the significant increase in revenue discussed above. Of the total costs of revenues for the nine months ended September 30, 2020, $9,413,497 was for the cost of test reagents sold and $2,864,829 was the cost of equipment sold. For the nine months ended September 30, 2019, we recorded cost of revenues of $59,626, $49,173 of which was for the cost of equipment included in the sales to mosquito abatement districts.

Operating Expenses

We incurred total operating expenses of $9,464,699 for the nine months ended September 30, 2020 compared to total operating expenses of $4,317,125 for the nine months ended September 30, 2019. The increase in operating expenses was primarily due to the increase in business activities experienced as a result of our increase in revenue.

General and administrative expenses increased $3,345,040 from $2,508,895 for the nine months ended September 30, 2019 to $5,853,935 for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to increased activity to support the growth of our business. The primary drivers of the increased expenses related to increases in stock-based compensation, employee related expenses and increased expenses for professional services.

Our sales and marketing expenses for the nine months ended September 30, 2020 were $1,457,148 compared to sales and marketing expenses of $770,539 for the nine months ended September 30, 2019. The increase of $686,609 was primarily a result of increased personnel related expenses, including commissions paid to our sales team, due to the growth in revenue noted above.

Our research and development expenses increased by $1,081,237 from $990,923 for the nine months ended September 30, 2019, to $2,072,160 for the nine months ended September 30, 2020. The increase was primarily due to an increase in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in professional and lab services utilized to further help us in our research and product development activities.

Other Income (Expense)

For the nine months ended September 30, 2020, Other income was $1,092,037 for the nine months ended September 30, 2020 compared to other expense of $190,208 for the nine months ended September 30, 2019. The increase in other income of $1,282,245 was primarily related to recording a gain of $1,016,297 from our India joint venture and incurring no interest expense during 2020 as we have had no debt during the current year. For the nine months ended September 30, 2019 we had recorded a loss $116,876 from our India joint venture and incurred interest expense of $106,437.

Net Income

We realized net income for the nine months ended September 30, 2020 of $29,671,348 compared with a net loss for the nine months ended September 30, 2019 of $4,460,551. The increase in net income of $34,131,899 was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales offset by increased operating expenses as discussed above. Additionally, we recorded an income tax benefit of $2,914,781 during the nine months ended September 30, 2020, as a result of releasing our deferred tax asset valuation allowance and recording a deferred tax asset since we have determined that our net operating losses will be realizable.

The Three Months Ended September 30, 2020 Compared to the Three Months ended September 30, 2019

Revenue

For the three months ended September 30, 2020 we generated revenue of $21,818,753 compared to revenue of $41,434 for the three months ended September 30, 2019. The increase in revenue of $21,777,310 was primarily due to sales of our LogixSmart COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the three months ended September 30, 2020, $1,457,160 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test.

Cost of Revenues

We recorded cost of revenues of $5,821,281 for the three months ended September 30, 2020, compared to $20,365 for the three months ended September 30, 2019. This increase is due to the increase in revenue in 2020 due to the sale of our LogixSmart COVID-19 test. Of the total cost of sales during the three months ended September 30, 2020, $1,213,434 was from equipment sold to our customers.

Expenses

We incurred total operating expenses of $3,959,270 for the three months ended September 30, 2020, compared to total operating expenses of $1,671,156 for the three months ended September 30, 2019. The increase in operating expenses was primarily due to the increase in business activities experienced as a result of our increase in revenue.

General and administrative expenses increased $1,142,654, from $1,060,763 for the three months ended September 30, 2019 to $2,203,417 for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to increased activity to support the growth of our business. The primary drivers of the increased expenses related to increases in stock-based compensation, employee related expenses and increased expenses for professional services.

Our sales and marketing expenses for the three months ended September 30, 2020 were $798,474, compared to sales and marketing expenses of $262,360 for the three months ended September 30, 2019. The increase of $536,114 was primarily a result of increased personnel related expenses, including commissions paid to our sales team, due to the growth in revenue noted above.

Our research and development expenses increased by $590,862, from $331,027 for the three months ended September 30, 2019 to $921,889 for the three months ended September 30, 2020. The increase in expenses was primarily due to an increase in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in professional and lab services utilized to further help us in our research and product development activities.

Other Income (Expense)

For the three months ended September 30, 2020 we had total other income of $778,549, compared to total other expenses of $97,679 for the three months ended September 30, 2019. The increase of $876,228 was due primarily to recording a gain of $748,557 from our India joint venture compared to a loss of $109,876 from our joint venture in the same period in 2019.

Net Income

We realized net income for the three months ended September 30, 2020 of $15,731,532, compared with a net loss for the three months ended September 30, 2019 of $1,747,766. The increase in net income of $17,479,298 was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales offset by increased operating expenses as discussed above. Additionally, we recorded an income tax benefit of $2,914,781 during the three months ended September 30, 2020, as a result of releasing our deferred tax asset valuation allowance and recording a deferred tax asset since we have determined that our net operating losses will be realizable.

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $21,230,362 and marketable investment securities of $6,050,000 that could readily be converted into cash if needed. Additionally, our total current assets of September 30, 2020, were $51,947,184 compared to total current liabilities of $1,814,453.

Net cash provided by operating activities during the nine months ended September 30, 2020 was $8,207,340, compared to cash used in operating activities of $3,912,850 for the nine months ended September 30, 2019. The increase in cash from operating activities was primarily due to our increased revenue offset by increases in accounts receivable and inventory.

We used $7,070,183 of our cash for investing activities during the nine months ended September 30, 2020 as compared to $396,466 during the three months ended September 30, 2019. The increase in cash used for investing activities is primarily due to purchasing marketable investment securities, increased purchases of property and equipment needed to support our increased revenue and additional investment in our India joint venture.

Net cash provided by financing activities was $19,200,067 for the nine months ended September 30, 2020, compared to $5,903,328 for the same period in the prior year. The increase is primarily due to net proceeds of $18,062,083 received from a series of three registered direct offerings in January and February 2020 pursuant to our shelf registration in addition to receiving $1,187,984 from the exercise of warrants and options for the nine months ended September 30, 2020. Net proceeds of $5,903,238 was received during the nine months ended September 30, 2019 from the sale of common stock and preferred stock.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used our cash generated from those sales to fund the increase in our inventories and receivables and pay our operating expenses. We have increased our work force primarily in the area of research and development to complete development of additional tests to enable us to use our distributor network to sell other products throughout the world and remain profitable in the future.

We believe that our existing capital resources and the cash generated from future sales will be sufficient to meet our projected operating requirements for the next 12 months. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. If needed, we expect additional investment capital to come from (i) additional issuances of our common stock with existing and new investors or (ii) the private placement of other securities with investors similar to those that have provided funding in the past. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.

On October 30, 2020, we filed a Registration Statement on Form S-3 (File No: 333-249651) with the Securities and Exchange Commission (the “SEC”). The SEC declared the Form S-3 effective on November 5, 2020. Pursuant to a prospectus supplement to the Form S-3, we may offer and sell up to $100 million of the following securities separately or together, in one or more series or classes and in amounts, at prices and on terms described in one or more offerings: common stock; preferred stock; warrants to purchase our securities, each of which may be convertible into equity securities; or units comprised of, or other combinations of, the foregoing securities through underwriting syndicates managed or co-managed by one or more underwriters or dealers, through agents or directly to purchasers. Each time our securities are offered, we will provide a prospectus supplement to the Form S-3 containing more specific information about the particular offering.

Below is a summary of the direct offerings done in 2020:

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

The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our revenue and expenses fluctuate from period to period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date our disclosure controls were not effective due to the material weaknesses as disclosed in our annual report on form 10-K for the year ended December 31, 2019 and in our Amendment No. 1 of Form 10-Q/A for the quarterly period ended June 30, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness previously identified during management’s assessment and reported in our 2019 Form 10-K was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could result in a material misstatement of accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

In connection with the identification of an error that resulted in the restatement described in Note 3 of our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q/A for the period ended June 30, 2020, we also identified a material weakness related to controls over the purchasing and receiving of inventory. Specifically, there was a lack of formalized purchasing and receiving processes and controls and the functions were decentralized.

To address the material weakness reported in our 2019 Form 10-K, we have hired an additional employee in our accounting team and have increased the involvement of consultants with the required expertise to help ensure new and unusual transactions are appropriately recorded in order to remediate the material weakness. We believe that these actions will help remediate the previously identified material weakness.

To address the material weakness reported in our Quarterly Report on Form 10-Q/A for the period ended June 30, 2020, we have centralized the purchasing and receiving functions and have added new processes and controls to ensure purchasing and receiving are recorded completely and accurately. Additionally, the Company is implementing a new enterprise resource planning (“ERP”) system, which will enable us to further enhance the processes and controls related to inventory, including purchasing and receiving.

We have implemented additional control procedures to address the material weaknesses and we believe these actions will help remediate the previously identified material weaknesses. The weaknesses, however, will not be considered remediated until the applicable controls operate for a sufficient period of time and management is able to conclude that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the efforts noted above to remediate the previously reported material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In July 2020, we were served in an action filed in the United States District Court for the District of Utah claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The Plaintiff, Gelt Trading, Ltd., a Cayman Islands limited company, demands compensatory damages sustained as a result of our alleged wrongdoing in an amount to be proven at trial. We will vigorously defend this action as we do not believe it has any merit.

In September 2020, we were served in an action filed in the United States District Court for the District of Utah claiming that the officers and the directors harmed the Company by promulgating false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The Plaintiff, Luis Aguliera, on behalf of Co-Diagnostics, Inc. seeks damages from the individual defendants and attorneys’ fees. We will vigorously defend this as we do not believe it has any merit. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. Although we have received inquiries from FINRA, NASDAQ and the SEC, to which we have responded, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We have a limited commercial history upon which to base our prospects and until this year, we have not generated profits and are not certain that we will sustain profitability in the future.

We began operations in April 2013, and we have a limited operating history. While we were profitable for the three- and nine-month periods ended September 30, 2020, we realized a net loss for the three months ended March 31, 2020 of $1,065,193, and a net loss of $6.2 million and $6.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. Our accumulated retained earnings was $4,703,534 as of September 30, 2020 and accumulated deficit of $25.0 million and $18.7 million as of December 31, 2019 and December 31, 2018, respectively. We realized net income for the first time for the three months ended June 30, 2020. We were able to achieve net income because we were able to develop and market our LogixSmart COVID-19 test, but we do not have any way to predict how long our market for that test will continue. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will continue to prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the unregistered securities below during the quarter ended September 30, 2020. For each of the issuances of unregistered securities, we relied on the exemption from registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

●	On September 30, 2020, we issued an aggregate of 1,833 shares of our common stock for services rendered pursuant to consulting agreements.

●	In September 2020, we issued 60,000 shares of stock pursuant to the settlement of a dispute with two individuals.

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

CO-DIAGNOSTICS, INC.

Date: November 16, 2020	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Reed L. Benson
	Name:	Reed L. Benson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

