Form 10-K
period 2020-12-31
Co-Diagnostics, Inc.
filed 2021-03-25
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(801) 438-1036

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CODX	Nasdaq-CM

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $485,000,000.

As of March 24, 2021, there were 28,665,714 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 and notes incorporated by reference therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

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

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that make it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next gen sequencing.

Our scientists use the complex mathematics of DNA/RNA test design, to engineer and optimize a DNA/RNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our founder, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in PCR testing systems. CDI technologies are now protected by eight granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which enables the sale of diagnostic tests at a lower price than competitors, while enabling us to maintain profit margins.

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

On January 23, 2020, we announced the completion of the principal design work for a PCR screening test for the new coronavirus, COVID-19, intended to address the potential need for detection of the virus. An outbreak of respiratory illness caused by the pneumonia-like COVID-19 has spread rapidly throughout the world since first being discovered in the Chinese city of Wuhan on December 31, 2019. China confirmed human-to-human transmission of the virus and the United States announced the first infection in this country, detected in a traveler returning from Wuhan. Our COVID-19 test features the Company’s patented CoPrimer™ technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization (WHO) and Centers for Disease Control (CDC).

On February 20, 2020, we announced that our Logix Smart™ COVID-19 Test technical file had been submitted for registration with the European Union, and that it was expected to be available late February as an in vitro diagnostic (“IVD”) for markets that accept a CE marking as valid regulatory approval. Subsequently, on February 24, 2020, we announced that our test obtained regulatory clearance to be sold as an IVD for the diagnosis of COVID-19 in markets that accept CE-marking as valid regulatory approval, and became available for purchase from the Company’s Utah-based ISO-13485:2016 certified facility. The Declaration of Conformity for the Logix Smart COVID-19 test confirms that it meets the Essential Requirements of the European Community’s In-Vitro Diagnostic Medical Device Directive (IVDD 98/79/EC), permitting export and sales of the product as an IVD in the European Community. We shipped samples of the Research Use Only version of our test to distributors in various countries, which allowed future customers to confirm the quality and sensitivity of the product, and for us to accelerate the sales efforts of the COVID-19 test.

We commenced sales of the COVID-19 tests in February and March of 2020 to international customers and have since sold approximately 10,000,000 tests in numerous countries around the world through an expanding distributor network.

On April 6, 2020, we announced that we had received an Emergency Use Authorization from the FDA allowing us to commence sales of our Logix Smart COVID-19 test to laboratories certified by the Center for Medicare and Medicaid Services under the Clinical Laboratories Improvements Act (“CLIA”) to accept human samples for diagnostics testing throughout the United States and have sold our Logix Smart COVID-19 test to such CLIA labs since that time.

Recent Developments

Because we believe that testing for the COVID-19 virus is going to be a consideration for public health worldwide even after the current pandemic has subsided, we have initiated a project to facilitate frequent testing in schools, businesses, and the hospitality industry. We believe this may be accomplished through the development of a low cost, easy to use by non-professionals, testing device that can provide PCR quality test results in less than an hour. This project is possible due to the facts that in 2020 we were able to successfully lyophilize our Logix Smart Covid-19 test reagents and additionally developed a saliva-based collection system that does not require the RNA/DNA extraction. While the final result is the same as if done through a lab-based IVD process, it has the advantages of increased speed and ease of handling thanks to lyophilization. We have engaged the services of a group of professionals who have the expertise to develop the hardware for such a device using our CoPrimers as the reagent chemistry. The device will be available to homes, offices, event facilities, and the travel industry at a cost that will allow screening frequently to prevent spread of the COVID-19 virus in the future. The device would also be available to test for other pathogens detectable through saliva samples as we develop those tests and offer them to the marketplace.

Infectious Disease Product Offering

Using our proprietary test design system and proprietary reagents, we design and sell PCR diagnostic tests for diseases and pathogens such as COVID-19, tuberculosis, hepatitis B and C, malaria, dengue, human papilloma virus, chikungunya, and Zika virus, all of which tests have been designed and verified in our laboratory. Our tuberculosis test and Zika test received a CE Mark in 2018, and a triplex test for Zika, dengue and chikungunya received a CE Mark in 2019, qualifying the tests to be sold throughout the European community and in most countries in central and South America. In December, 2019, our Indian joint venture received a license to manufacture and sell tuberculosis, hepatitis B, hepatitis C, human papilloma virus 16/18 and malaria tests in India from the Central Drugs Standard Control Organization (“CDSCO”). In February 2020, we received a CE Mark for our Logix Smart COVID-19 test and in April 2020, our COVID-19 test was approved for manufacture and sale in India by the CDSCO and in Mexico by the INDRE, Mexico’s equivalent to the United States Center for Disease Control. In August 2020, we received approval from the Australian Department of Health Therapeutic Goods Division to sell our COVID-19 test in Australia.

As explained above, the development of our Logix Smart COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used both as a Research Use Only (“RUO”) and as an IVD in countries that accept a CE Mark as approval for use of the test in a period of just over thirty days. This is a real-world example of how in an evolving epidemic that the CDI technology can be used to get diagnostics tools in the hands of medical professionals without delay. It can be similarly used to design a test for mutations of the virus should they occur and not be detectable using currently available tests.

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

India

In January 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed an Indian joint venture organized as CoSara Diagnostics, Pvt (“CoSara”). The agreement provided for the construction of a manufacturing plant and the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have received a license for the plant in Ranoli, India to manufacture approved tests and has been used for testing and manufacturing for the Indian market.

As mentioned above, the CDSCO has given us the approval for manufacture and sale of the nine tests referred above and the Company has begun manufacture and sale of those tests. The Company has commenced a reagent rental program in India with thermocyclers purchased from third-party vendors and which we refer to as our MDx Device. Each of the reagent rental placements requires the purchase of a minimum number of tests per month. The placement of thermocyclers in India has facilitated the sale of the SaraGene COVID-19 tests in India, which has made CoSara profitable in 2020. The World Health Organization (“WHO”) 2019 Global Tuberculosis Report indicates that India is the country with the highest number of cases of tuberculosis in the world. WHO tuberculosis statistics for India for 2018 give an estimated incidence figure of 2.69 million cases of tuberculosis for India out of a global incidence of approximately 10.0 million. The tuberculosis incidence for India is the number of new cases of active tuberculosis disease in India during a certain time period (usually a year). We believe that we will be able to sell our tuberculosis test in India through our sales distribution network that we are building currently.

On March 19, 2020, we announced that CoSara received authorization to begin manufacture and sale of COVID-19 tests in India. Those tests in India are branded as SaraGene COVID-19 tests and are sold exclusively by CoSara. Because any commercial activity in India was severely restricted until May 2020, CoSara was not able to commence the manufacturing and sale of the SaraGene COVID-19 tests until late in the second quarter, but sales efforts have resulted in CoSara being profitable since the commencement of sales of the COVID-19 tests. The Indian government places restrictions on the price that could be charged for COVID-19 tests which has limited the sales in India more than we have experienced in other parts of the world.

Europe

Molecular diagnostics, such as our tests, are governed in Europe by the framework for in vitro diagnostics (IVDs), which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for IVDs is built largely on a self-certification procedure, placing heavy responsibility on manufacturers. Non self-certified products are subject to the same standards as self-certified products but are subject to audit and review by a notified body prior to receiving approval to be CE-marked. A CE-marking is a manufacturer’s declaration that a product meets the requirements of the applicable European Commission directive. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may be CE-marked as an indication that the product is compliant with EU legislation and sold in the European Union. We have received CE Marks for six of our tests including COVID-19, COVID-19 (2 gene test), ABC (a triplex test for Flu A, Flu B and COVID-19), tuberculosis, Zika, and our Zika, dengue, chikungunya triplex tests.

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

United States

The U.S. Food and Drug Administration (FDA) has granted permission for us to export all of our IVD products. The FDA’s permission to export was granted under Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801(e) of the FDA Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any Premarket Approval steps with the FDA. Section 801(e) of the FDA Act applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices. We have received EUA for our COVID-19 test, which allows sales to qualified labs in the United States.

Under our EUA, we are actively selling our LogixSmart COVID-19 test to CLIA certified laboratories in the United States and the CLIA labs are able to use our test as it is or further qualify our LogixSmart test as a Laboratory Developed Test (LDT), a diagnostic test that has been validated for use in the CLIA lab. These tests may be used by the lab only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDT’s and obtain licenses to offer them as diagnostic services. The FDA has publicly announced its intention to regulate certain LDTs in a phased-in approach, but draft guidance that was published a couple of years ago was withdrawn at the end of the Obama administration and replaced by an informal non-enforceable discussion paper reflecting some of the feedback that it received on LDT regulation. We are currently marketing our Logix Smart COVID-19 test to CLIA laboratories throughout the US.

Market Opportunity

The market opportunity for our tests changed radically with the emergence of the COVID-19 pandemic. Because we were able to respond rapidly and produce a quality product, we have been able to build a distribution network that extends to more than 80 countries with over 50 active distributors, most of which have been the sales network that has allowed us to export products throughout the world. Approximately 40% of our sales in 2020 came through sales by our distribution network. We believe that after the pandemic is brought under control, the network of distributors that we have built in these extra-ordinary times will serve us well in sales of other diagnostic tests.

The molecular diagnostics market is a fast-growing portion of the in vitro (test tube-based, controlled environment) diagnostics market. There are several advantages of molecular tests, such as the ones we market and sell, over other forms of diagnostic testing. These advantages include higher specificity and sensitivity, the ability to perform multiplex tests and the ability to test for drug resistance or for individual genes.

Mosquito Vector Control Services

In response to market demand, we introduced our first diagnostics tests to be used exclusively to test for mosquito borne pathogens in June 2019. Municipalities in the US and many other countries in the world are concerned about the diseases carried by mosquitos and which infect the human population. To prevent outbreaks of potentially harmful viruses, such as Zika or West Nile, from infecting the public the municipalities conduct spraying operations to eliminate the mosquito populations carrying the diseases. Because it is too expensive and potentially harmful to the environment to spray all mosquito breeding areas, the solution is to identify which particular area has mosquitos that are carrying the harmful viruses. To know where the host mosquitos with the harmful viruses are located, traps are set, mosquitos collected and then tested to find the areas that most needed spraying. There are over 3,000 mosquito abatement districts throughout the United States and almost all of them conduct testing to help make the spraying more effective.

Our first vector related test was a triplex test that tests for West Nile, western equine and St. Louis encephalitis. We began shipping the tests in June 2019. We added a second test that tests mosquitos for Zika, chikungunya and dengue in a triplex test. Finally, in November 2019, we completed a test for West Nile, eastern equine and St. Louis encephalitis, specifically for use in the eastern United States. As a result, mosquito abatement districts can test for three target viruses in one test as compared to performing three different tests using other market available tests, which saves our customers money. Additionally, the districts are more effective because they can get test results in a matter of hours using our product instead of weeks when they have to wait for a central lab to process the mosquito tests.

We have sold our Vector Smart test products and/or related lab equipment to testing districts in different sections of the country and are marketing our products through trade shows, electronic and regular mail solicitations and have hired additional sales personnel in the eastern US to more economically and efficiently market to the east coast areas.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits and low-cost MDx-device.

●	Flexibility: CDI’s tests have been designed to run on many vendors’ DNA/RNA diagnostic testing machines. These tests are particularly well suited to the new generation of “lab-on-a-chip” and “point-of-care” (“LOC and POC”), highly portable analysis machinery for field, clinic and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE Mark for our Logix Smart coronavirus disease (COVID-19) test being approximately 30 days.

●	Accuracy: We believe our tests are more sensitive and specific than competitors’ and can detect more strains of viruses.

●	Exclusivity: We own all patents and all intellectual property used in preparation of our tests.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable DNA-based diagnostics, which we plan to offer.

●	Low-cost Provider: We plan to keep our overhead low. Our platform technology obviates the need to pay patent royalties typically required of our competitors, which use patented test platforms to design their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, we anticipate that we can identify the best target markets, not only in high burden developing countries (HBDC’s) but also in developed nations.

●	Growth Industry Category: We believe that DNA testing is the fastest-growing segment of in-vitro diagnostic testing.

●	Combination Product Offering: Our ultra-sensitive tests can be a well-designed match for a new generation of handheld and other small point-of-care (POC) devices now entering the market. Used together, these affordable tests and devices may revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multi-plexing: Our existing multiplexed tests demonstrate that our CoPrimer designed tests are able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that generally occur in multiplexed tests.

Liquid Biopsy for Cancer Screening

The development of liquid biopsy tests is expected to spur low-cost testing in many countries. We believe that our liquid biopsy cancer screening may be ready for testing in the foreseeable future. Medical applications of our SNP detection technology can determine the presence of cancer cells or cell-free genetic material in a liquid or tissue biopsy, and to determine the distinct type of cancer involved. A real-life example of this includes being able to identify specific mutation(s) in genes linked to breast cancer in order to determine a patient’s prognosis, initiate the most effective and affordable treatment and to determine whether chemotherapy is necessary. After diagnosis the relative cost of our technology would allow for frequent testing to measure the effectiveness of the treatment and thus could be a companion diagnostic for a range of treatments.

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

Intellectual Property

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Five of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office (PTO), including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain, but is still pending in the United States. As of March 2021, we had two additional patents pending in the U.S. and foreign counterpart applications. Two of our issued US patents expire in 2034, one in 2036 and one in 2038.

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

Major Customers

We had certain customers which were each responsible for generating 10% or more of our total revenue for the year ended December 31, 2020. Two customers together accounted for approximately 38% of total revenue for the year ended December 31, 2020. These customers may not account for the same percentage of sales in future periods. If we were to sell nothing to those customers in the future, it would have a material adverse effect on our financial condition unless we were able to replace those customers with others.

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

Competition is, and will likely continue to be, particularly intense in the market for COVID-19 diagnostic tests. Numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our LogixSmart COVID-19 tests. Many of those competitors are significantly larger, and have substantially greater financial, engineering and other resources, than our company. Existing and potential competitors in the market for COVID-19 diagnostic tests include developers of both serological and molecular tests. We also compete with companies from Asia in certain markets who are willing to sell their tests for much less than we sell our tests, which creates price pressure on us to reduce the price of tests to compete.

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

Government Regulation

In the United States, we are regulated by the FDA and our products must be approved by the FDA before we will be allowed to sell our tests in the United States. However, the FDA granted us an EUA to manufacture and sell our Logix Smart COVID-19 test to CLIA labs in the United States. Because our lab is ISO certified, we are allowed to apply for CE-Marking, which will allow us to sell any CE Marked test in most countries in Europe, South America and Asia. We currently have CE Marks issued for our Logix Smart COVID-19 test, tuberculosis test, our Zika virus test, a triplex test that tests for Zika, dengue, and chikungunya simultaneously and a triplex test that distinguishes between Flu A, Flu B and Covid-19. In addition, our Logix Smart COVID-19 has received the license to manufacture and sell in India from India’s CDSCO and the National Epidemiology Institute in Mexico evaluated our Logix Smart COVID-19 test and approved it for sale in Mexico. We have also received approval to sell in Australia. We are in the process of registering for sale our Logix Smart COVID-19 test in a number of major countries around the world.

Employees

As of December 31, 2020, we had 37 full-time employees at our executive offices and lab facilities in Salt Lake City, Utah, and two employees outside of Utah. We have engaged independent contractors in India to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

Organizational History and Corporate Information

We were incorporated as Co-Diagnostics, Inc., in Utah on April 18, 2013. Our principal executive office is located 2401 S. Foothill Drive, Salt Lake City, Utah 84109. Our telephone number is (801) 438-1036. Our web address is www.codiagnostics.com. The contents of our website are not incorporated by reference in this Annual Report.

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

We began operations in April 2013, and we have a limited operating history. While we were profitable for the year ended December 31, 2020, we realized a net loss for the years ended December 31, 2019 and December 31, 2018 of $6.2 million and $6.3 million, respectively. Our accumulated retained earnings were $20.5 million as of December 31, 2020 and we had accumulated deficits of $25.0 million and $18.7 million as of December 31, 2019 and December 31, 2018, respectively. We realized net income for the first time for the three months ended June 30, 2020. We were able to achieve net income because we were able to develop and market our LogixSmart COVID-19 test, but we do not have any way to predict how long our market for that test will continue. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will continue to prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

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

General Risk Factors

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

We do not currently intend to pay dividends on our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at 2401 S. Foothill Drive, Salt Lake City, Utah. Our current facility has approximately 14,000 square feet of lab and office space under a lease that expires in February 2024. We have no other properties. We believe the facility we lease is sufficient to meet our needs for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

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

In July 2020, we were served in an action filed in the United States District Court for the District of Utah claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The Plaintiff, Fernando Hernandez demands compensatory damages sustained as a result of our alleged wrongdoing in an amount to be proven at trial. We will vigorously defend this action as we do not believe it has any merit.

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

In December 2020, we were served in an action filed in the United States District Court for the District of Utah claiming that the officers and the directors harmed the Company by promulgating false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The Plaintiff, Melvyn Klein, on behalf of Co-Diagnostics, Inc. seeks damages from the individual defendants and attorneys’ fees. We will vigorously defend this as we do not believe it has any merit.

In December 2020, we were served in an action filed in the United States District Court for the District of Utah claiming that the officers and the directors harmed the Company by promulgating false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The Plaintiff, Mathew Wallace, on behalf of Co-Diagnostics, Inc. seeks damages from the individual defendants and attorneys’ fees. We will vigorously defend this as we do not believe it has any merit.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NASDAQ market under the symbol “CODX” since July 12, 2017. The following table sets forth the high and low prices for our common stock for the periods indicated, as reported by NASDAQ.

Calendar Quarter Ended:	High	Low
March 31, 2020	$21.75	$0.88
June 30, 2020	$29.72	$6.81
September 30, 2020	$30.99	$8.07
December 31, 2020	$16.96	$9.01

Calendar Quarter Ended:	High	Low
March 31, 2019	$3.77	$0.90
June 30, 2019	$1.20	$0.69
September 30, 2019	$2.00	$0.79
December 31, 2019	$1.20	$0.85

Holders

As of March 18, 2021, the last reported sales price reported on NASDAQ for our common stock was $13.69 per share. As of March 18, 2021, we had approximately 150 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

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

Recent Sales of Unregistered Securities

We issued the unregistered securities below. For the issuances of unregistered securities, we relied on the exemption from registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

●	On January 20, 2021, we issued an aggregate of 4,290 shares of our common stock for services rendered pursuant to consulting agreements

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

Using its proprietary test design system and proprietary reagents, CDI has designed and obtained regulatory approval to sell PCR diagnostic tests for COVID-19, a multiplex test for Flu A, Flu B and COVID-19, tuberculosis, hepatitis B and C, human papilloma virus, Malaria, chikungunya, dengue, and the Zika virus.

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2020 and 2019

The table below provides a comparison of our operating results for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

	Years Ended December 31,		Year Change
	2020	2019	Change	%
Revenue	$74,552,758	$214,974	$74,337,784	34580%
Cost of revenue	16,591,346	112,431	16,478,915	14657%
Gross profit	57,961,412	102,543	57,858,869	56424%
Operating expenses
Sales and marketing	4,665,113	1,061,676	3,603,437	339%
General and administrative	8,278,734	3,497,273	4,781,461	137%
Research and development	3,185,290	1,371,433	1,813,857	132%
Depreciation and amortization	138,635	65,902	72,733	110%
Total operating expenses	16,267,772	5,996,284	10,271,488	171%
Income (loss) from operations	41,693,640	(5,893,741)	47,587,381	807%
Other income (expense)
Interest income	97,215	36,652	60,563	165%
Interest expense	-	(106,437)	106,437	100%
Gain (loss) on disposition of assets	(175)	850	(1,025)	-121%
Gain (loss) on equity method investment in joint venture	778,385	(232,881)	1,011,266	434%
Total other income (expense)	875,425	(301,816)	1,177,241	390%
Income (loss) before income taxes	42,569,065	(6,195,557)	48,764,622	787%
Income tax provision	90,536	-	90,536	N/A
Net income (loss)	$42,478,529	$(6,195,557)	$48,674,086	786%

Revenues

For the year ended December 31, 2020, we generated $74.5 million of revenue compared to revenue of $0.2 million in the year ended December 31, 2019. The increase in revenue of $74.3 million was primarily due to sales of our LogixSmart COVID-19 test throughout the world, which was developed in response to the current COVID-19 pandemic. Of the total revenue in 2020, $3.7 million was from the sale of third party manufactured equipment and supplies that we sourced and sold to customers to facilitate usage of our test. The majority of our revenue in 2019 was from sales of equipment and tests to mosquito abatement districts and the remainder was sales of our test reagents and licensing revenue.

Cost of Revenues and Gross Profit

Cost of revenues increased by $16.5 million from $0.1 million for the year ended December 31, 2019 to $16.6 million for the year ended December 31, 2020. The increase in cost of revenues was due to the significant increase in revenue discussed above. Our gross margin was 77.7% for the year ended December 31, 2020 compared to 47.7% for the year ended December 31, 2019. The increase in gross margin was due to the mix of products we sold, as the majority of our 2020 revenue came from sales of our test reagents, which has a higher profit margin than sales of equipment. In 2019, the majority of the revenue was generated from equipment sales.

Operating Expenses

We incurred total operating expenses of $16.3 million for the year ended December 31, 2020 compared to total operating expenses of $6.0 million for the year ended December 31, 2019. The increase in operating expenses was primarily due to the increase in business activities experienced as a result of our increase in revenue.

General and administrative expenses increased $4.8 million from $3.5 million for the year ended December 31, 2019 to $8.3 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to increased activity to support the growth of our business. The primary drivers of the increased expenses related to increases in stock-based compensation, employee related expenses and increased expenses for professional services.

Our sales and marketing expenses for the year ended December 31, 2020 were $4.7 million compared to $1.1 million for the year ended December 31, 2019. The increase of $3.6 million was primarily a result of increased personnel related expenses, including commissions paid to our sales team and distributors, due to the growth in revenue noted above.

Our research and development expenses increased by $1.8 million from $1.4 million for the year ended December 31, 2019, to $3.2 million for the year ended December 31, 2020. The increase was primarily due to an increase in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in professional and lab services utilized to further help us in our research and product development activities.

Other Income (Expense)

Other income was $875,000 for the year ended December 31, 2020 compared to other expense of $302,000 for the year ended December 31, 2019. The increase in other income of $1.2 million was primarily related to recording a gain of $778,000 from our India joint venture and incurring no interest expense during 2020. For the year ended December 31, 2019 we had recorded a loss $233,000 from our India joint venture and incurred interest expense of $106,000.

Net Income (Loss)

We realized net income for the year ended December 31, 2020 of $42.5 million compared with a net loss of $6.2 million for the year ended December 31, 2019. The increase in net income of $48.7 million was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales offset by increased operating expenses as discussed above. Additionally, we recorded an income tax expense of $0.1 million during the year ended December 31, 2020 as a result of our net income for 2020. During 2020, we released our deferred tax asset valuation allowance and recorded a deferred tax asset since we utilized our net operating losses from prior years during the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

In prior years, we financed our operations through the issuance of equity and debt. In 2020, we financed our operations primarily through profitable operations and secondarily through the issuance of common stock.

At December 31, 2020, we had cash and cash equivalents of $43.0 million and marketable investment securities of $4.3 million that could readily be converted into cash if needed. Additionally, our total current assets at December 31, 2020, were $68.4 million compared to total current liabilities of $4.5 million.

Net cash provided by operating activities during the year ended December 31, 2020 was $28.2 million, compared to cash used in operating activities of $5.5 million for the year ended December 31, 2019. The increase in cash from operating activities was primarily due to our increased revenue offset by increases in accounts receivable and inventory.

We used $5.8 million of our cash for investing activities during the year ended December 31, 2020 as compared to $0.4 million during the year ended December 31, 2019. The increase in cash used for investing activities is primarily due to purchasing marketable investment securities, increased purchases of property and equipment needed to support our increased revenue and additional investment in our India joint venture offset by proceeds received from maturities of marketable investment securities.

Net cash provided by financing activities was $19.7 million for the year ended December 31, 2020, compared to $5.9 million for the year ended December 31, 2019. The increase is primarily due to net proceeds of $18.0 million received from a series of three registered direct offerings in January and February 2020 pursuant to our shelf registration in addition to receiving $1.7 million from the exercise of warrants and options for the year ended December 31, 2020. Net proceeds of $5.9 million was received during the year ended December 31, 2019 from the sale of common and preferred stock.

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

On October 30, 2020, we filed a Registration Statement on Form S-3 (File No: 333-249651) with the Securities and Exchange Commission (the “SEC”). The SEC declared the Form S-3 effective on November 5, 2020. Pursuant to a prospectus supplement to the Form S-3, we may offer and sell up to $100 million of the following securities separately or together, in one or more series or classes and in amounts, at prices and on terms described in one or more offerings: common stock; preferred stock; warrants to purchase our securities, each of which may be convertible into equity securities; or units comprised of, or other combinations of, the foregoing securities through underwriting syndicates managed or co-managed by one or more underwriters or dealers, through agents or directly to purchasers. Each time our securities are offered, we will provide a prospectus supplement to the Form S-3 containing more specific information about the particular offering. To date, we have not filed a prospectus supplement to, or sold any securities under, this Form S-3.

Below is a summary of the direct offerings done in 2020:

●	In January 2020, we sold an aggregate of 3,448,278 shares of common stock to institutional investors for $1.45 per share for gross proceeds of approximately $5.0 million pursuant to a shelf-registration statement on Form S-3 (File No: 333-226835) declared effective by the SEC on September 7, 2018 (the “Shelf Registration Statement”).

●	On February 10, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 3,324,676 shares of common stock at a purchase price of $ 3.08 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $10.2 million. The closing of the offering occurred on or about February 13, 2020.

●	On February 28, 2020, the Company entered into securities purchase agreements with certain institutional investors pursuant to which such investors purchased an aggregate of 470,000 shares of common stock at a purchase price of $9.00 per share in a registered direct offering pursuant to the Shelf Registration Statement. The aggregate gross proceeds for the sale of the shares were approximately $4.0 million. The closing of the offering occurred on or about February 28, 2020.

The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our revenue and expenses fluctuate from period to period.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Co-Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Co-Diagnostics, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2021

We have served as the Company’s auditor since 2016.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$42,976,713	$893,138
Marketable investment securities	4,335,446	-
Accounts receivable, net	12,136,833	131,382
Inventory	7,995,189	197,168
Prepaid expenses	369,028	362,566
Deferred tax asset	547,224	-
Total current assets	68,360,433	1,584,254
Property and equipment, net	949,639	196,832
Investment in joint venture	1,927,125	434,240
Total assets	$71,237,197	$2,215,326
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$598,318	$5,959
Accrued expenses	3,487,063	200,788
Accrued expenses (related party)	120,000	120,000
Deferred revenue	305,307	1,323
Total current liabilities	4,510,688	328,070
Accrued expenses-long-term (related party)	30,000	150,000
Total liabilities	4,540,688	478,070
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 25,600 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	26
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,558,033 and 17,342,922 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	28,558	17,343
Additional paid-in capital	49,157,236	26,687,701
Accumulated earnings (deficit)	17,510,715	(24,967,814)
Total stockholders’ equity	66,696,509	1,737,256
Total liabilities and stockholders’ equity	$71,237,197	$2,215,326

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue	$74,552,758	$214,974
Cost of revenue	16,591,346	112,431
Gross profit	57,961,412	102,543
Operating expenses
Sales and marketing	4,665,113	1,061,676
General and administrative	8,278,734	3,497,273
Research and development	3,185,290	1,371,433
Depreciation and amortization	138,635	65,902
Total operating expenses	16,267,772	5,996,284
Income (loss) from operations	41,693,640	(5,893,741)
Other income (expense)
Interest income	97,215	36,652
Interest expense	-	(106,437)
Gain (loss) on disposition of assets	(175)	850
Gain (loss) on equity method investment in joint venture	778,385	(232,881)
Total other income (expense)	875,425	(301,816)
Income (loss) before income taxes	42,569,065	(6,195,557)
Income tax provision	90,536	-
Net income (loss)	$42,478,529	$(6,195,557)
Earnings (loss) per common share:
Basic	$1.59	$(0.37)
Diluted	$1.52	$(0.37)
Weighted average shares outstanding:
Basic	26,720,133	16,756,912
Diluted	28,000,341	16,756,912

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance as of December 31, 2018	-	$-	12,923,383	$12,923	$17,622,433	$(18,694,167)	$(1,058,811)
Public offering, net of offering costs of $592,764	-	-	3,925,716	3,926	4,899,312	-	4,903,238
Issuance of preferred stock	30,000	30	-	-	2,999,970	-	3,000,000
Conversion of preferred stock to common	(4,400)	(4)	366,667	367	(363)	-	-
Warrant exercise price reset	-	-	-	-	78,090	(78,090)	-
Stock-based compensation	-	-	127,156	127	1,088,259	-	1,088,386
Net loss	-	-	-	-	-	(6,195,557)	(6,195,557)
Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	-	-	7,242,954	7,243	18,004,840	-	18,012,083
Common stock issued for warrant exercises	-	-	856,660	857	269,143	-	270,000
Common stock issued for option exercises	-	-	871,229	871	1,459,728	-	1,460,599
Stock-based compensation expense	-	-	110,935	111	2,737,931	-	2,738,042
Conversion of preferred stock to common	(25,600)	(26)	2,133,333	2,133	(2,107)	-	-
Net income	-	-	-	-	-	42,478,529	42,478,529
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$49,157,236	$17,510,715	$66,696,509

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$42,478,529	$(6,195,557)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	138,635	65,902
Stock-based compensation expense	2,738,041	1,088,386
Accretion of notes payable discount	-	91,428
Loss (gain) on disposition of assets	175	(850)
Loss (gain) from equity method investment	(778,385)	232,881
Bad debt expense	954,804	11,000
Deferred income taxes	(547,224)	-
Changes in assets and liabilities:
Accounts and other receivable	(12,960,255)	(121,462)
Prepaid and other assets	(6,462)	(292,463)
Inventory	(7,915,241)	(179,015)
Deferred revenue	303,984	1,323
Accounts payable and accrued expenses	3,758,634	(226,664)
Net cash provided by (used in) operating activities	28,165,235	(5,525,091)
Cash flows from investing activities
Purchases of property and equipment	(774,397)	(113,246)
Purchases of marketable investment securities	(9,310,000)	-
Proceeds from maturities of marketable investment securities	4,974,554	-
Investment in joint venture	(714,500)	(322,000)
Net cash used in investing activities	(5,824,343)	(435,246)
Cash flows from financing activities
Proceeds from sale of common stock	19,470,005	5,496,002
Proceeds from sale of preferred stock	-	1,000,000
Proceeds from exercise of options and warrants	1,730,599	-
Payment of offering costs	(1,457,921)	(592,764)
Net cash provided by financing activities	19,742,683	5,903,238
Net increase in cash and cash equivalents	42,083,575	(57,099)
Cash and cash equivalents at beginning of period	893,138	950,237
Cash and cash equivalents at end of period	$42,976,713	$893,138
Supplemental disclosure of cash flow information
Interest paid	$-	$15,000
Income taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$117,220	$-
Warrants issued for services	$-	$379,487
Conversion of preferred stock to common	$-	$440,000
Conversion of debt for preferred stock	$-	$2,000,000

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Basis of Presentation

The accompanying audited consolidated financial statements of Co-Diagnostics, Inc. and its wholly owned subsidiary have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of December 31, 2020 and December 31, 2019. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in certificates of deposit. The Company determines the appropriate classification of its marketable investment securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable investment securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable investment securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets. Any unrealized gains or losses are immaterial.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At December 31, 2020 total accounts receivable was $12,928,633 with an allowance for uncollectable accounts of $791,800 resulting in a net amount of $12,136,833. At December 31, 2019 total accounts receivable was $142,382 with an allowance for uncollectable accounts of $11,000 resulting in a net amount of $131,382.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At December 31, 2020, the Company had $7,995,189 in inventory, of which $598,881 was finished goods and $7,396,308 was raw materials. At December 31, 2019, the $197,168 of inventory was finished goods. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the property, generally from three to five years. Repairs and maintenance costs are expensed as incurred except when such repairs significantly add to the useful life or productive capacity of the asset, in which case the repairs are capitalized.

The Company reviews its long-lived assets, including property and equipment, for impairment whenever an event or change in facts and circumstances indicates that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds fair value.

Revenue Recognition

The Company generates revenue from product sales and license sales. The Company recognizes revenue when all of the following criteria are satisfied: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as the Company satisfies each performance obligation. Based on the criteria above, the Company typically recognizes revenue upon delivery.

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

Research and Development

Research and development costs are expensed when incurred. The Company expensed $3,185,290 and $1,371,433 of research and development costs for the years ended December 31, 2020 and 2019, respectively.

Stock-based Compensation

The Company has granted stock-based awards, including restricted stock, stock options, stock warrants and restricted stock units (“RSUs”), to its employees, certain consultants and members of its board of directors. The Company records stock-based compensation based on the grant date fair value of the awards and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award. The Company estimates the grant date fair value of stock options using the Black-Scholes option-pricing model. When an award is forfeited prior to the vesting date, the Company recognizes an adjustment for the previously recognized expense in the period of the forfeiture.

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

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the year ended December 31, 2020. Two customers together accounted for approximately 38% of total revenue for the year ended December 31, 2020.

Two customers each accounted for more than 10% of accounts receivable at December 31, 2020. These two customers together accounted for approximately 48% of accounts receivable at December 31, 2020.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us. The Company expects to use the modified retrospective transition method with the option to recognize a cumulative-effect adjustment at the date of adoption. The Company expects its balance sheet will be impacted as it records right-of-use assets and lease liabilities on its consolidated balance sheet, but does not expect the adoption of this standard will have a material impact on its consolidated statements of operations and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company’s accounts receivable. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us, but the Company may adopt it upon election on January 1, 2021. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first early reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements and when it plans to adopt it.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which removes certain exceptions for investments, intra-period allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit. The following table summarizes the assets measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$4,335,446	$-	$4,335,446

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	Estimated Useful Lives	December 31,
	in years	2020	2019
Lab equipment	3 - 5	$1,212,561	$386,802
Leasehold improvements	3	3,157	-
Office equipment, furniture and other	2 - 5	38,344	7,133
Less accumulated depreciation and amortization		(304,423)	(197,103)
Fixed assets, net		$949,639	$196,832

Note 5 – Revenue

The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2020	2019
United States	$44,862,751	$214,974
Rest of World	29,690,007	-
Total	$74,552,758	$214,974
Percentage of revenue by area:
United States	60%	100%
Rest of World	40%	0%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the year ended December 31, 2020 were as follows:

Balance as of December 31, 2019	$1,323
Revenue recognized that was included in deferred revenue balance at the beginning of the period	(1,323)
Increase due to prepayments from customers	305,307
Balance as of December 31, 2020	$305,307

The Company expects to perform its performance obligation and recognize the deferred revenue as revenue during the year ended December 31, 2021.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

On January 28, 2020, the Company completed the sale of 3,448,278 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.45 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares were $5,000,003 and the Company received net proceeds of $4,517,102 after deducting offering costs of $482,901.

On February 13, 2020, the Company completed the sale of 3,324,676 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.08 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares were $10,240,002 and the Company received net proceeds of $9,612,561 after deducting offering costs of $627,441.

On March 2, 2020, the Company completed the sale of 470,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $9.00 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares were $4,230,000 and the Company received net proceeds of $3,882,420 after deducting offering costs of $347,580.

During the year ended December 31, 2020, the Company issued an aggregate of 2,133,333 shares of common stock upon conversion of all of the Company’s convertible preferred stock outstanding as of December 31, 2019.

During the year ended December 31, 2020, the Company issued 856,660 shares of common stock upon the exercise of warrants and received $270,000.

During the year ended December 31, 2020, the Company issued 871,229 shares of common stock upon the exercise of options and received $1,460,599.

During the year ended December 31, 2020, the Company issued 83,935 shares of common stock for services provided by third parties primarily related to investment relations services.

In January 2019, we entered into a securities purchase agreement with investors, whereby the investors purchased from the Company 30,000 shares of Series A Convertible Preferred Stock of the Company for a purchase price of $3,000,000. The Series A Convertible Preferred Stock was convertible to common stock at a conversion price calculated by multiplying the number of preferred shares being converted by $100 and dividing the result by $1.20.

During the year ended December 31, 2019, 366,667 shares of our common stock were issued for the conversion of 4,400 shares of Series A Preferred Stock.

In February 2019, the Company completed the sale of 3,925,716 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.40 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares were $5,496,002 and the Company received net proceeds of $4,903,238 after deducting offering costs of $592,764.

During the year ended December 31, 2019, the Company issued an aggregate of 127,516 shares of common stock for services provided by third parties primarily related to investment relations services.

Note 7 – Earnings per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Numerator
Net income (loss), as reported	$42,478,529	$(6,195,557)

Denominator
Weighted average shares, basic	26,720,133	16,756,912
Dilutive effect of stock options, warrants and RSUs	1,280,208	-
Shares used to compute diluted earnings per share	28,000,341	16,756,912

Basic earnings per share	$1.59	$(0.37)
Diluted earnings per share	$1.52	$(0.37)

50,000 options were excluded from the computation of diluted earnings per share for the year ended December 31, 2020, because the effect would have been anti-dilutive.

As a result of incurring a net loss for the year ended December 31, 2019, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of December 31, 2019, consisting of: (i) 2,021,817 options, (ii) 983,535 warrants and (iii) 2,133,333 for shares of convertible preferred stock.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 3,278,683 at December 31, 2020.

Stock Options

The following table summarizes option activity during the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	2,021,817	$1.69	$0.83
Granted	150,000	8.14	4.74
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(871,229)	1.68	0.89
Outstanding at December 31, 2020	1,300,588	$2.44	$1.24	7.90
Exercisable at December 31, 2020	1,003,921	$2.32	$1.18	7.68

The total intrinsic value of options exercised during the year ended December 31, 2020 was approximately $11.8 million. The aggregate intrinsic value of outstanding options at December 31, 2020 was approximately $7.1 million. There were 296,667 of unvested options as of December 31, 2020.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. The following weighted average assumptions were used in estimating the grant date fair value of options:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	1.05%	1.56%
Expected life (years)	7.3	10.0
Expected volatility	62.82%	63.65%
Expected dividend yield	None	None

As of December 31, 2020, there were 296,667 of unvested options and $270,147 of unrecognized stock-based compensation expense related to options. The unrecognized stock-based compensation expense is expected to be recognized over 1.5 years.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	-	$-
Granted	549,500	10.49
Vested	(27,000)	10.49
Forfeited/Cancelled	-	-
Outstanding at December 31, 2020	522,500	$10.49

As of December 31, 2020, there was $5.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table summarizes warrant activity during the year ended December 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	983,535	$1.44	$1.03
Granted	20,000	1.40	15.19
Expired	(9,090)	6.00	0.17
Forfeited/Cancelled	-	-	-
Exercised	(924,445)	1.42	1.43
Outstanding at December 31, 2020	70,000	$1.83	$5.21	3.3

The intrinsic value of warrants exercised during the year ended December 31, 2020 was approximately $9.7 million. The aggregate intrinsic value of outstanding warrants at December 31, 2020 was approximately $523,000.

The fair values for the warrants issued were estimated at the date of grant using the Black Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	0.34%	1.98%
Expected life (years)	5.0	5.0
Expected volatility	61.42%	50.88%
Expected dividend yield	None	None

All outstanding warrants are exercisable at December 31, 2020 and there was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company has issued 83,935 of restricted stock for services during the year ended December 31, 2020 and there was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Years Ended December 31,
	2020	2019
Options	$901,345	$589,684
Restricted stock units	500,861	-
Warrants	303,802	390,265
Stock	1,032,033	108,437
Total stock-based compensation expense	$2,738,041	$1,088,386

Note 9 – Income Taxes

The components of the provision for income taxes consists of the following for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$-
State	637,760	-
Total current	$637,760	$-
Deferred:
Federal	(452,544)	-
State	(94,680)	-
Total deferred	(547,224)	-
Total income tax expense	$90,536	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2020 and 2019 due to the following:

	Year Ended December 31,
	2020	2019
Federal income tax benefit at statutory rate	$8,939,504	$(1,610,800)
State income tax benefit, net of federal tax benefit	1,395,541	-
Permanent differences	(4,633,255)	9,000
Change in valuation allowance	(5,161,500)	1,258,300
Other	(449,754)	343,500
	90,536	-

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities	$37,898	$-
Reserves and allowances	200,049	-
Deferred compensation	241,652	-
Research and development credits	423,001	-
Net operating loss carryforwards	-	5,131,100
SEC 179 carry-forwards	-	1,600
Depreciation	-	28,800
Total deferred tax assets	902,600	5,161,500
Deferred tax liabilities:
Property and equipment, net	(233,951)	-
Prepaids	(66,456)	-
Other	(54,969)	-
Total deferred tax liabilities	(355,376)	-
Net deferred tax assets	547,224	5,161,500
Less valuation allowance	-	(5,161,500)
Net deferred tax assets	$547,224	$-

At December 31, 2020, the Company had no federal or state net operating loss carryforwards. At December 31, 2020, the Company had $750,634 of federal research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $375,317. If not utilized, the credit will expire beginning in 2036. At December 31, 2020, the Company had $120,198 of state research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $72,514. If not utilized, the credit will expire beginning in 2032.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because in the current year we achieved three years of cumulative pre-tax income, management determined that there is sufficient positive evidence to conclude that it is more likely than not that its deferred taxes are realizable. It therefore fully reduced its valuation allowance accordingly by $5,161,500.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2020, the Company had a $447,831 liability for unrecognized tax benefits which is fully netted against deferred tax assets for related carryforward credits. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

	December 31,
	2020	2019
Unrecognized tax benefits at the beginning of the year	$-	$-
Gross increases - current year tax positions	232,145	-
Gross increases - prior year tax positions	215,686	-
Gross decreases - prior year tax positions	-	-
Unrecognized tax benefits at end of year	$447,831	$-

Interest and penalties in year-end balance	$-	$-

The Company is subject to taxation in the United States and other state jurisdictions. The tax years from December 31, 2016 through December 31, 2020 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The income tax provisions of the CARES Act include temporary changes to income-based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.

Note 10 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, an executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provided in part that all accrued royalties under the License ceased as of January 1, 2017, and the Company agreed to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month starting in January 2017. At December 31, 2020, the aggregate balance of this related party liability was $150,000.

Note 11 – Commitments and Contingencies

Lease Obligations

The Company’s offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 13,687 square feet at a monthly rate of $28,825 and expires in February 2024. For the years ended December 31, 2020 and 2019, the Company expensed $311,963 and $175,137, respectively, for rent. The Company’s future minimum lease payments were as follows as of December 31, 2020:

Year Ending December 31,
2021	$284,406
2022	293,595
2023	303,059
2024	50,774
Total lease payments	$931,834

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Five different securities class action complaints were filed in July, September and December by certain stockholders of the Company against the Company claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Note 12 – Subsequent Events

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation, management has concluded that our disclosure controls and procedures are effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows

Material Weakness Remediation

A material weakness previously identified during management’s assessment and reported in our 2019 Form 10-K was the lack of sufficient technical expertise on certain accounting and tax requirements for new and unusual transactions. These control deficiencies could have resulted in a material misstatement of accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

To address the material weakness reported in our 2019 Form 10-K, we have hired an additional employee in our accounting team and have increased the involvement of consultants with the required expertise to help ensure new and unusual transactions are appropriately recorded and reviewed in order to remediate the material weakness.

In connection with the identification of an error that resulted in the restatement of our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q/A for the period ended June 30, 2020, we also identified a material weakness related to controls over the purchasing and receiving of inventory. Specifically, there was a lack of formalized purchasing and receiving processes and controls and the functions were decentralized.

To address the material weakness reported in our Quarterly Report on Form 10-Q/A for the period ended June 30, 2020, we have centralized the purchasing and receiving functions and have added new processes and controls to ensure purchasing and receiving are recorded completely and accurately. Furthermore, we have ensured inventory is counted on a quarterly basis to help ensure inventory is recorded accurately.

As a result of these efforts, the Company determined that the material weaknesses were remediated, and our internal control over financial reporting was effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this evaluation, management determined that our internal control over financial reporting was effective as of December 31, 2020.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are intended to be designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 25, 2021. Our Board of Directors is currently comprised of five members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Dwight Egan	67	Chief Executive Officer, President and Chairman of the Board
Reed Benson	74	General Counsel, Secretary and former Chief Financial Officer
Brian Brown	45	Chief Financial Officer
Eugene Durenard	51	Director
James Nelson	67	Director
Richard Serbin	76	Director
Ted Murphy	56	Director

Dwight Egan serves as our President and Chief Executive Officer and has been an officer and director since April 2013. Mr. Egan has been engaged in private investment business from February 1999 to the present. He was a senior executive at Data Broadcasting Corporation, a leading provider of wireless, real-time financial market data, news and sophisticated fixed- income portfolio analytics to 27,000 individual and professional investors from 1995 to 1999. He co-founded and served as CEO and Chairman of the Board of Broadcast International, Inc. from 1984 to 1995, when Data Broadcasting Corporation acquired Broadcast International and created CBS MarketWatch, a leading financial news site and participated in its initial public offering. Mr. Egan’s prior experience in directing a public company and working with capital markets gives him valuable experience in advising the board on matters of finance and operations.

Reed Benson has been Secretary from November 2014 to the present and was our Chief Financial Officer from November 2014 to February 2021. He currently is our General Counsel and was a director from November 2014 to May 2017. Since September 2008 to the present, in addition to the private practice of law, he is a founder and partner of Legends Capital Group, LLC, a privately held venture capital group that identifies investment opportunities in natural resources, bio tech and technology fields. From October 2004 to September 2008, he was employed as Chief Financial Officer, Secretary, and General Counsel and member of Board of Directors of Broadcast International, Inc., a publicly traded communications services company. From 2001 to October 2004, he was in the private practice of law where his practice focused on tax and business-related matters. From July 1995 to January 2001, he was secretary and general counsel for Data Broadcasting Corporation, a provider of market information to individual investors. Mr. Benson received his J.D. degree from the University of Utah School of Law in 1976 and a Bachelor of Science Degree in Accounting from the University of Utah in 1971. Mr. Benson became a Certified Public Accountant in 1974. Mr. Benson’s experience in finance, accounting and business consulting, and prior public company directorship, provide Mr. Benson with expertise enabling critical input to our company.

Brian Brown became our Chief Financial Officer in February 2021. From July 2020 until February 2021, Mr. Brown served as the Chief Financial Officer of A-Core Concrete Cutting, Inc. where his duties included overseeing the company’s accounting and finance departments, mergers and acquisitions and was responsible for financial forecasting and budgeting. From August 2019 to December 2019, Mr. Brown served as the Vice President of Accounting, Treasury and Investor Relations at Sportsman’s Warehouse Holdings, Inc., a public company reporting on Nasdaq Global Select under the symbol SPWH, where his duties included overseeing the company’s accounting, treasury and investor relations departments, preparing the company’s annual, quarterly and current reports with the SEC, overseeing all aspects of the company’s annual audit, including, but not limited to, the preparation and review of audit support schedules, preparation of financial statements and footnotes, and providing support to the company’s independent auditors. From October 2009 to August 2019, Mr. Brown served as the Director of Finance of Sportsman’s Warehouse Holdings, Inc. where he assisted with the Company’s initial public offering in April 2014 as well as effecting private and secondary public offerings, acquisitions of a group of retail stores and preparing the company’s periodic and current reports with the SEC under the Exchange Act and complying with the Sarbanes Oxley Act. From May 2005 to October 2009, Mr. Brown served as the Corporate Controller of Franklin Covey Products where he developed and maintained the company’s internal controls over financial reporting structure in accordance with the control standards required under Section 404 of the Sarbanes Oxley Act. From July 2001 to May 2005, Mr. Brown served as an Assurance Senior at KPMG, LLP where he provided audit services to various clients in multiple industries. Mr. Brown holds a Bachelor of Arts in Accounting and Masters of Professional Accountancy from the University of Utah. Mr. Brown is a licensed CPA in Utah.

Eugene Durenard has been a member of our Board of Directors since June 2019. Dr. Durenard is the Founder and CEO of Hyperbolic Holdings, a Swiss-based holding, management consulting and strategy advisory company specialized in healthcare. Dr. Durenard brings an investment and entrepreneurial experience spanning 20 years. For the last 7 years he has been working with family offices on direct investments and philanthropy focused on life sciences. He serves on the advisory board of several private companies in the biotech and MedTech sectors as well as an impact venture fund focused on healthcare. After an initial career in proprietary research and trading at Salomon Brothers and Credit Suisse in London, he co-founded Orion Investment Management in Bermuda specializing in quantitative asset and liability management for institutions and private clients. He subsequently sold it to Capital G Bank and co-headed their asset management. Dr. Durenard spent several years establishing personal connections with representatives of 40+ clusters of life science innovation, families operating healthcare businesses and industry leaders globally. He regularly visits labs and incubators, meets with leading scientists and innovators in order to keep abreast of current trends and developments. His advice is based on a thorough analysis that combines in-depth knowledge of science, competitive forces and financial expertise. He has published several articles in asset-liability management industry magazines as well as the book “Professional Automated Trading — Theory and Practice” (Wiley 2013). He has a PhD in Mathematics from Harvard University. Dr. Durenard brings a thorough multi-asset class investment and entrepreneurial experience spanning 20 years to the Company’s Board of Directors.

Edward Murphy has been a member of our Board of Directors since June 2019. Mr. Murphy currently serves as a senior vice president and a partner of Dover Investments Ltd., a private investment firm. Throughout his career, Mr. Murphy’s duties have included investment analysis of various types of investment projects in real estate and financial services. Currently, Mr. Murphy serves on the board of directors of several Canadian publicly reporting companies that have interests in various industries. He has been a Director at Empire Minerals Corporation Inc. since January 2016, at Digicrypts Blockchain Solutions Inc. since June 2011, at Lakefield Marketing Corporation since February 2018, CEO/CFO and Director of Credo Resources Inc. since September 2019, and at the Mosport Park Entertainment Corporation since April 30, 1997. He served as a Director at Aurquest Resources from May 2003 to December 2017. Mr. Murphy’s experience in the capital markets outside the United States and his involvement in investment analysis is a benefit to the Board of Directors.

Richard Serbin has been a member of our Board of Directors since May 2017. Mr. Serbin currently serves as a consultant to many companies in the healthcare industry. He was the President of Corporate Development and In-House Legal Counsel at Life Science Institute, LLC, from June 1, 2013 to July 15, 2014. Mr. Serbin is a global strategy advisor, pharmacist and entrepreneur with credentials both in pharmacy and law, complemented by more than 40 years of service as an FDA regulatory attorney and patent attorney in the healthcare industry. He was appointed to the Advisory Board of Cure Pharmaceutical in January 2017 and has been a Member of Advisory Board at Prime Access, Inc. since September 2015. Mr. Serbin has been a Director at Rapid Nutrition Plc since November 18, 2014. He served as Director at Viropro Inc. from May 2013 to June 2014. He was Head of Business Advisory Board at Mazal Plant Pharmaceuticals Inc. from October 2006 to September 2007 and also served as its Member of Business Advisory Board. He served as Chief Executive Officer of Optigenex Inc. from July 2002 to September 15, 2005 and a director from July 2004 to September 2005. From January 1999 until July 2002 Mr. Serbin served as a consultant to various pharmaceutical companies. He served as the President of Bradley Pharmaceuticals. He served as Vice President of Corporate Development at Ortho Pharmaceuticals, a Johnson & Johnson subsidiary, and practiced Patent and FDA law at Revlon Johnson & Johnson and Schering-Plough. He served as Patent Attorney for Schering Plough Corporation and Chief FDA Counsel for Revlon Corporation and Johnson and Johnson Corporation. Subsequently, he worked at Revlon Corporation, as its Chief Food, Drug and Cosmetic Counsel. He founded Radius Scientific Corporation. He was J&J’s Vice President of Corporate Development, and later led a successful public offering venture based on technology developed at Stanford Medical School. Mr. Serbin spent a large portion of his career focusing on international markets and clients. While at J&J, Mr. Serbin served on the Board of Directors of 16 US and international subsidiary companies, including Ethicon, Ortho, J&J Consumer Products, Pittman-Moore, Mc Neil, and J&J Development Corporation. He worked on multiple international acquisitions and strategic relationships, and sat on the Board of Directors of several of its international subsidiaries, including those in India, Hong Kong, Japan, Taiwan, Germany, and England. Mr. Serbin has a B.S. and a B. Pharmacy from Rutgers University and Rutgers University College of Pharmacy, a J.D. degree from Seton Hall Law School and a Master’s Degree in Trade Regulations and Law from NYU Law School. Mr. Serbin’s experience in business, law and medicine and knowledge gained as an advisor to the healthcare industry is critical to our Board of Directors as we continue to commercialize our products.

James Nelson has been a member of our Board of Directors since June 2019. Mr. Nelson is the retired Chairman and CEO of Sunworks, Inc., a NASDAQ traded commercial, agriculture, and residential solar Integrator which he helped found in October 2010. Mr. Nelson currently serves as strategic advisor to three other publicly traded companies. Jim has spent most of his career working in private equity as a general partner with Peterson Partners and with Millennial Capital Partners. In addition to his investment and financial responsibilities, he served as CEO of two of his firms’ portfolio companies. Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic, where he managed company-wide marketing, as well as the company’s international expansion initiative. He was also general manager for Banana Republic’s catalog division. He was Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion-dollar food service company. Jim began his executive career over 35 years ago at Bain and Company, a business strategy consulting firm, where he managed teams of consultants on four continents. Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate. Mr. Nelson’s advice to the Board of Directors from his experiences as a chief executive officer and strategic advisor is useful to the Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Board and Committee Matters

We maintain an audit committee of the board, a compensation committee of the board and a corporate governance committee and a nominating committee of the board, each of which is discussed below. We did not have a nominating committee of the board until December 2020. Our board has determined that Messrs. Durenard, Nelson, Murphy and Serbin are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing requirements.

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

Compensation Committee

Our compensation committee currently includes Messrs. Serbin, Nelson, Murphy and Durenard with Mr. Serbin serving as chairman of the compensation committee. The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans. The Board of Directors has adopted a written compensation committee charter. A current copy of the compensation committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined that all of our directors serving on the compensation committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Corporate Governance Committee

Our corporate governance committee currently include Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Nelson serving as chairman of the corporate governance committee. The functions of the corporate governance committee is to periodically evaluate and assess the performance of the officers and directors to ascertain if the officers and directors are in compliance with the Company’s stated policies and procedures and in compliance with the rules and regulations of the SEC and NASDAQ and the committee also reviews the composition of each committee of the Board of Directors. A current copy of the corporate governance a committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the corporate governance committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Nominating Committee

Our nominating committee currently is comprised of Messrs. Durenard, Nelson, Murphy and Serbin with Mr. Murphy serving as chairman of the nominating committee. The nominating committee reviews the qualifications for candidates for the Board of Directors and assists in identifying, interviewing, and recruiting candidates for the Board of Directors. A current copy of the nominating committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the nominating committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

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

Delinquent Section 16(a) Reports

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

The Company prepares these reports for its directors and executive officers who request it on the basis on information obtained from them and the Company’s records. The Company believes that applicable Section 16(a) filing requirements were met during 2020 by its directors and executive errors, except that due to inadvertent administrative errors, a Form 3 and two Forms 4 for Eugene Durenard that were filed late, one Form 4 for Dwight Egan that was filed late, and three Forms 4 for Richard Serbin that were filed late.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions. A copy of the code of ethics is included on our website at www.codiagnostics.com.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Throughout this section, the individuals who served as our chief executive officer and chief financial officer during 2020 and 2019 are collectively referred to as the “named executive officers.”

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

Company Performance. Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers. In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2020 and 2019 including the following: (a) The Company’s extraordinary performance during the pandemic that resulted in the Company’s first profitable year (b) Development Milestones, (c) Financial Milestones and (d) Sales and Marketing Milestones.

Compensation Philosophy. Our general compensation philosophy is designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance. Given our stage of operations and until recently, limited capital resources, we were subject to various financial restraints in our compensation practices. As an employee’s level of responsibility increases, there is a more significant level of variability and compensation at risk. The compensation committee believes linking incentive compensation to our performance creates an environment in which our employees are stakeholders in our success and, thus, benefits all shareholders.

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

Equity Incentive Plans

Under our Amended and Restated 2015 Long-term Incentive Plan (the “2015 Plan”), the board of directors may issue incentive stock-based awards to employees, directors and consultants of the company. Options awarded generally expire ten years after being granted. Any stock-based awards granted vest in accordance with the vesting schedule determined by the board of directors. Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We continue to maintain and grant awards under the 2015 Plan which will remain in effect its expiration by its terms. The number of unissued stock-based awards authorized under the 2015 Plan at December 31, 2020 was 3,278,683. In 2020, we issued 75,000 RSUs to our CEO, 27,500 RSUs to our CFO, 17,000 RSUs to an independent director and 10,000 RSUs to an independent director. In January 2021, we issued an aggregate of 150,000 RSUs to the four independent members of our Board of Directors. In February 2021, we issued 30,000 RSUs to our newly appointed CFO.

The purpose of our incentive plan is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to the company by providing them with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our stockholders. These plans are designed to provide us with flexibility to select from among various equity-based compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing stock-based awards.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2020 and 2019. When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity-based compensation. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	All Other Comp (4)	Total Compensation
Dwight Egan	2020	$309,375	$350,000	$786,750	$-	$17,500	$1,463,625
President & Chief Executive Officer	2019	$275,000	$20,000	$-	$165,000	$-	$460,000

Reed Benson	2020	$211,458	$225,000	$288,475	$-	$17,500	$742,433
Chief Financial Officer and Secretary	2019	$200,000	$15,000	$-	$137,500	$-	$352,500

(1)	Bonuses for the year ended December 31, 2020 include accrued bonus payments of $272,500 to Mr. Egan and $180,000 to Mr. Benson that were paid in February 2021.
(2)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards as the RSUs vest over three years.
(3)	The amounts reported in this column represent the aggregate grant date fair value of the options granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these option awards and do not correspond to the actual economic value that may be received from the options. The options vest over two years.
(4)	Reflects the amount of royalty payments made to Dr. Satterfield pursuant to a technology license agreement that was amended in January 2017 to terminate the ongoing royalties. The payments reduced accrued royalties. The amounts for Mr. Egan and Mr. Benson represent Company profit sharing payments to the Company’s 401 K Plan.

Other Compensation

We do not have any non-qualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table contain certain information concerning outstanding equity awards for the Named Executive Officers as of December 31, 2020.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested (#)	($)(1)	Vested (#)	Vested ($)
Dwight Egan	100,000	-	$2.63	09/20/28	-	-	-	-
	-	50,000	$1.10	09/02/29	-	-	-	-
	-	-	-	-	75,000	$697,500	-	-

Reed Benson	108,333	-	$2.63	09/20/28	-	-	-	-
	-	41,667	$1.10	09/02/29	-	-	-	-
	-	-	-	-	27,500	$255,750	-	-

(1)	Based on $9.30 per share which was the closing price of our common stock on December 31, 2020.

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

Our non-employee directors in 2020 generally received fees of $35,000 per year, paid quarterly, $10,000 per year for serving as chairman of any Board committee and $5,000 for serving as a member of other Board committees. In addition, each director receives an initial grant of stock options to purchase 25,000 shares (thereafter annual grants of 25,000 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant. The board approved and the non-employee directors accepted the 2020 and 2019 compensation set forth in the director summary compensation table below. Beginning in 2021, non-employee director cash compensation will be $75,000 per year. In addition, the directors will receive 37,500 RSU’s vesting 1/3rd equally in January 2021, 2022, and 2023. In addition, non-employee directors may be entitled to receive special awards of stock options or RSUs from time to time as determined by the board. The chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities, except as shown above. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant or 30 days after the date they cease to be directors. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

Director Summary Compensation Table

The table below summarizes the compensation paid or accrued by us to our directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards: Value of Options (1)	Stock Awards: Value of Restricted Stock Units (2)	Total
Dwight Egan (3)	$-	$-	$-	$-
Richard Serbin	$68,500	$70,000	$178,330	$316,830
James Nelson	$55,000	$70,000	$-	$125,000
Edward Murphy	$36,000	$70,000	$-	$106,000
Eugene Durenard	$55,000	$70,000	$104,900	$229,900

(1)	The amounts reported in this column represent the aggregate grant date fair value of the options granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these option awards and do not correspond to the actual economic value that may be received from the options. The options vest immediately upon grant.
(2)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards. The RSUs vested immediately upon grant.
(3)	Mr. Egan receives no compensation for serving as a director, but is compensated in his capacity as the Company’s President.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 17, 2021, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each named executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 17, 2021. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 28,665,714 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 17, 2021.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. The information in the tables below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Co-Diagnostics, Inc., 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109.

	Number of Shares Beneficially Owned	Percentage of Class (1)
5% Stockholders
Reagents, LLC (1)	1,746,796	6.1%
Vanguard Group (2)	1,613,884	5.6%
Blackrock, Inc. (3)	1,921,670	6.7%
Named Executive Officers and Directors
Dwight Egan (4)	50,000	*
Reed Benson (5)	108,333	*
Brian Brown	-	*
Edward Murphy (6)	62,500	*
Eugene Durenard	-	*
James Nelson (7)	50,000	*
Richard Serbin (8)	20,445	*
All Directors and Executive Officers as a Group (7 persons)	291,278	1.0%

*Represents beneficial ownership of less than 1%.

(1)	Reagents, LLC, with an address of 8160 S. Highland Drive, Salt Lake City, UT 84093, is beneficially owned by Seth Egan.
(2)	Vanguard Group with an address of 100 Vanguard Blvd, Malvern, PA, 19355;
(3)	Blackrock, Inc. with an address of 55 E 52 Street, New York, NY, 10055.
(4)	Consists of exercisable options to acquire 50,000 shares of common stock.
(5)	Consists of exercisable options to acquire 108,333 shares of common stock.
(6)	Consists of exercisable options to acquire 50,000 shares of common stock.
(7)	Consists of exercisable options to acquire 50,000 shares of common stock.
(8)	Consists of exercisable options to acquire 50,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its CoPrimer (“License”) technology with Dr. Satterfield, a former member of our Board of Directors. The amendment provides in part that all royalties under the License cease as of January 1, 2017, and we began in January 2017 to pay $700,000 of accrued royalties at the rate of $10,000 per month. In 2020 and 2019, we paid Dr. Satterfield $120,000 and $110,000, respectively, in payment of the accrued royalties.

The Company entered into a consulting arrangement with its director, Richard Serbin, for consulting services during the year ended December 31, 2019. Pursuant to the consulting agreement, we paid Mr. Serbin a one-time fee of $30,000. In payment for extra ordinary services during the year, we granted our directors Richard Serbin and Eugene Durenard 17,000 RSUs and 10,000 RSUs, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our independent auditors for the respective periods.

	Years Ended December 31,
	2020	2019
Audit fees	$115,000	$74,000
Audit related fees	-	-
Other consulting fees	-	-
Tax fees	1,000	3,000
Total fees	$116,000	$77,000

Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and our offerings.

Tax fees included fees associated with tax compliance and tax consultations.

The audit committee has adopted a policy that requires advance approval of all services performed by the independent auditor when fees are expected to exceed $15,000. The audit committee has delegated to the audit committee chairman, Mr. Durenard, the authority to approve services, subject to ratification by the audit committee at its next committee meeting. All fees incurred were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Number Description

3.1	Articles of Incorporation (1)

3.1.1	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Description of Registrant’s securities

10.1	Subscription Agreement between Co-Diagnostics, Inc. and Co-Diagnostics, Ltd., dated April 30, 2013 (1)

10.1.1	Amendment to Subscription Agreement between Co-Diagnostics, Inc. and CoDiagnostics, Ltd., dated May 1, 2015 (1)

10.2	Exclusive Agreement between Co-Diagnostics, Inc. and DNA Logix, Inc., dated April 18, 2014 (1)

10.3	Stock Exchange Agreement among Co-Diagnostics, Inc., DNA Logix, Inc., and the Shareholders of DNA Logix, Inc., dated January 22, 2015 (1)

10.4	Revolving Line of Credit Promissory Note between Co-Diagnostics, Inc. and Co-Diagnostics, LTD, dated August 1, 2015 (1)

10.5	10% Convertible Note between Co-Diagnostics, Inc. and Robert Salna for $200,000, dated September 1, 2016 (1)

10.6	Exclusive License Agreement between Co-Diagnostics, Inc. and Watermark Group Inc., dated October 13, 2016 (1)

10.7	Securities Purchase Agreement with Exhibits between Co-Diagnostics and Senior Holders, dated December 12, 2016 (1)

10.7.1	Form of Amendment Agreement (6)

10.8	Securities Purchase Agreement with Exhibits between Co-Diagnostics and Beaufort Capital Partners, LLC, dated December 12, 2016 (1)

10.9	2015 Long-Term Incentive Plan (2)

10.10	Subscription Agreement between Co-Diagnostics and Co-Diagnostics, Ltd. for 454,545 shares of Co-Diagnostic’s common stock, dated April 20, 2013 (3)

10.11	Subscription Agreement between Co-Diagnostics and Prosperity Investments for $100,000, dated June 2014. (3)

10.12	12% Convertible Note between Co-Diagnostics, Inc. and Beaufort Capital Partners, LLC for $500,000, dated May 15, 2015 (3)

10.13	Form Revolving Line of Credit Promissory Note between Co-Diagnostics and Turks and Caicos Limited Company, Pine Valley Investments, LLC, Clavo Rico Incorporated, Legends Capital Group, LLC, Hamilton Mining Resources, Inc., and Machan 1988 Property Trust. (3)

10.13.1	Amendment to 12% Revolving Line of Credit Promissory Note, dated August 1, 2015, between Co-Diagnostics and Co-Diagnostics, Ltd., for $750,000, dated September 14, 2016. (3)

10.13.2	Amendment to 12% Revolving Line of Credit Promissory Note, December 30, 2015, between Co-Diagnostics and Pine Valley Investments, LLC for $100,000, dated September 14, 2016. (3)

10.13.3	Amendment to 12% Revolving Line of Credit Promissory Note, February 22, 2016, between Co-Diagnostics and Clavo Rico Incorporated for $10,000, dated September 14, 2016. (3)

10.13.4	Amendment to 12% Revolving Line of Credit Promissory Note, March 1, 2016, between Co-Diagnostics and Legends Capital Group, LLC for $100,000, dated September 14, 2016. (3)

10.13.5	Amendment to 12% Revolving Line of Credit Promissory Note, May 15, 2016, between Co-Diagnostics and Hamilton Mining Resources, Inc. for $75,000, dated September 14, 2016. (3)

10.13.6	Amendment to 12% Revolving Line of Credit Promissory Note, May 30, 2016, between Co-Diagnostics and Machan 1988 Property Trust for $50,000, dated September 14, 2016. (3)

10.13.7	Form Second Amendment to 12% Revolving Line of Credit Promissory Note Due 2017 between Co-Diagnostics, Inc. and CoDiagnostics, Ltd., Pine Valley Investments, LLC, Clavo Rico Incorporated, Legends Capital Group, LLC, and Hamilton Mining Resources, Inc. (4)

10.13.8	Form of Indemnification Agreement. (4)

10.14	Form 8.5% Convertible Note between Co-Diagnostics and Legends Capital Group, LLC for $100,000, dated November 12, 2015 and R. Phillip Zobrist for $100,000, dated December 1, 2015. (3)

10.15	Form 10% Convertible Note between Co-Diagnostics and Legends Capital Opportunity Fund, LLC for $15,000, DAV Capital Management Corp. for $15,000, April Kameka for $40,000, and Mark Kovacic for $50,000. (3)

10.16	Shareholders’ Agreement between Co-Diagnostics and Synbiotics Limited, dated January 27, 2017. (3)

10.17	Amended Exclusive License Agreement between Co-Diagnostics, Brent Satterfield, and DNA Logix, Inc., dated January 1, 2017. (3)

10.18	Stock Purchase Agreement between Co-Diagnostics and Ted Murphy for 1,800,000 shares of Watermark Group, Inc.’s common stock, dated September 22, 2016. (3)

10.19	Non-Interest Bearing Note between Co-Diagnostics and Zika Diagnostics, Inc. f/k/a/ Watermark Group, Inc. for $445,000, dated March 20, 2017. (3)

10.20	Mutual Rescission Agreement of the Stock Purchase Agreement, dated September 22, 2016, and the License Agreement, dated October 13, 2016, between Co-Diagnostics, Robert Salna, and Ted Murphy, dated March 30, 2017. (3)

14.1	Code of Ethics of the Company (7)

21.1	Subsidiaries of Registrant (1)

23.1	Consent of Haynie & Company

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Draft Registration Statement filed with the SEC on January 11, 2017.
(2)	Incorporated by reference to the Draft Registration Statement filed with the SEC on March 27, 2017.
(3)	Incorporated by reference to the Form S-1 filed with the SEC on April 28, 2017.
(4)	Incorporated by reference to the Form S-1/A filed with the SEC on May 24, 2017.
(5)	Incorporated by reference to the Form S-1/A filed with the SEC on June 9, 2017.
(6)	Incorporated by reference to the Form S-1/A filed with the SEC on June 23, 2017.
(7)	Incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2019 filed, with the SEC on March 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: March 25, 2021	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Brian Brown
Brian Brown Chief Financial Officer (Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Dwight Egan	Chief Executive Officer, President and Director	March 25, 2021
Dwight Egan	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer	March 25, 2021
Brian Brown	(Principal Financial and Accounting Officer)

/s/ Eugen Durenard	Director	March 25, 2021
Eugene Durenard

/s/ Edward Murphy	Director	March 25, 2021
Edward Murphy

/s/ James Nelson	Director	March 25, 2021
James Nelson

/s/ Richard Serbin	Director	March 25, 2021
Richard Serbin

