Form 10-Q
period 2021-03-31
Co-Diagnostics, Inc.
filed 2021-05-13
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, there were 28,666,972 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$57,788,893	$42,976,713
Marketable investment securities	2,302,644	4,335,446
Accounts receivable, net	12,117,127	12,136,833
Inventory	6,197,608	7,995,189
Prepaid expenses	483,501	369,028
Deferred tax asset	244,824	547,224
Total current assets	79,134,597	68,360,433
Property and equipment, net	1,022,192	949,639
Investment in joint venture	962,182	1,927,125
Total assets	$81,118,971	$71,237,197
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$667,592	$598,318
Accrued expenses, current	1,594,312	2,849,503
Accrued expenses (related party), current	120,000	120,000
Income taxes payable	1,765,998	637,560
Deferred revenue	158,791	305,307
Total current liabilities	4,306,693	4,510,688
Long-term liabilities
Accrued expenses, noncurrent	554,802	-
Accrued expenses (related party), noncurrent	-	30,000
Total long-term liabilities	554,802	30,000
Total liabilities	4,861,495	4,540,688
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,665,714 and 28,558,033 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	28,666	28,558
Additional paid-in capital	50,819,120	49,157,236
Accumulated earnings	25,409,690	17,510,715
Total stockholders’ equity	76,257,476	66,696,509
Total liabilities and stockholders’ equity	$81,118,971	$71,237,197

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$20,024,769	$1,548,528
Cost of revenue	3,272,565	481,740
Gross profit	16,752,204	1,066,788
Operating expenses
Sales and marketing	1,197,546	268,483
General and administrative	2,935,689	1,459,484
Research and development	2,217,063	400,022
Depreciation and amortization	67,005	20,748
Total operating expenses	6,417,303	2,148,737
Income (loss) from operations	10,334,901	(1,081,949)
Other income (expense)
Interest income	14,657	7,575
Gain (loss) on equity method investment in joint venture	(464,943)	9,181
Total other income (expense)	(450,286)	16,756
Income (loss) before income taxes	9,884,615	(1,065,193)
Income tax provision	1,985,640	-
Net income (loss)	$7,898,975	$(1,065,193)
Earnings (loss) per common share:
Basic	$0.28	$(0.05)
Diluted	$0.26	$(0.05)
Weighted average shares outstanding:
Basic	28,662,885	22,820,450
Diluted	30,002,729	22,820,450

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$7,898,975	$(1,065,193)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	67,005	20,748
Stock-based compensation expense	1,513,012	432,823
Loss (gain) from equity method investment	464,943	(9,181)
Deferred income taxes	302,399	-
Bad debt expense	79,700	31,000
Changes in assets and liabilities:
Accounts receivable	(59,994)	(924,356)
Prepaid and other assets	(114,473)	(167,761)
Inventory	1,797,581	(488,910)
Deferred revenue	(146,516)	443,009
Income taxes payable	1,128,438	-
Accounts payable and accrued expenses	(661,115)	392,293
Net cash provided by (used in) operating activities	12,269,955	(1,335,528)
Cash flows from investing activities
Purchases of property and equipment	(139,558)	(100,370)
Proceeds from maturities of marketable investment securities	2,032,802	-
Investment in joint venture	500,000	(150,000)
Net cash provided by (used in) investing activities	2,393,244	(250,370)
Cash flows from financing activities
Proceeds from sale of common stock	-	19,470,005
Proceeds from exercise of options and warrants	148,981	50,000
Payment of offering costs	-	(1,457,922)
Net cash provided by financing activities	148,981	18,062,083
Net increase in cash and cash equivalents	14,812,180	16,476,185
Cash and cash equivalents at beginning of period	42,976,713	893,138
Cash and cash equivalents at end of period	$57,788,893	$17,369,323
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ending March 31, 2021 and 2020

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$49,157,236	$17,510,715	$66,696,509
Common stock issued for option exercises	-	-	65,891	66	148,914	-	148,980
Stock-based compensation	-	-	41,790	42	1,512,970	-	1,513,012
Net income	-	-	-	-	-	7,898,975	7,898,975
Balance as of March 31, 2021	-	$-	28,665,714	$28,666	$50,819,120	$24,409,690	$76,257,476

Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	-	-	7,242,954	7,243	18,004,840	-	18,012,083
Common stock issued for warrant exercises	-	-	719,492	720	49,280	-	50,000
Stock-based compensation expense	-	-	12,363	12	432,811	-	432,823
Conversion of preferred stock to common	(25,600)	(26)	2,133,333	2,133	(2,107)	-	-
Net loss	-	-	-	-	-	(1,065,193)	(1,065,193)
Balance as of March 31, 2020	-	$-	27,451,064	$27,451	$45,172,525	$(26,033,007)	$19,166,969

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed on March 25, 2021.

Certain 2020 financial statement amounts have been reclassified to conform to 2021 presentations.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of March 31, 2021 and December 31, 2020. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in certificates of deposit. The Company determines the appropriate classification of its marketable investment securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable investment securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable investment securities, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets. Any unrealized gains or losses are immaterial.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At March 31, 2021, total accounts receivable was $12,988,627 with an allowance for uncollectable accounts of $871,500 resulting in a net amount of $12,117,127. At December 31, 2020 total accounts receivable was $12,928,633 with an allowance for uncollectable accounts of $791,800 resulting in a net amount of $12,136,833.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At March 31, 2021, the Company had $6,197,608 in inventory, of which $925,560 was finished goods and $5,272,048 was raw materials. At December 31, 2020, the Company had $7,995,189 in inventory, of which $598,881 was finished goods and $7,396,308 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Research and Development

Research and development costs are expensed when incurred. The Company expensed $2,217,063 and $400,022 of research and development costs for the three months ended March 31, 2021 and 2020, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three months ended March 31, 2021. Three customers together accounted for approximately 57% of total revenue for the three months ended March 31, 2021.

Two customers each accounted for more than 10% of accounts receivable at March 31, 2021. These two customers together accounted for approximately 61% of accounts receivable at March 31, 2021.

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period.

Diluted net income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased by common shares that could be issued upon conversion or exercise of other outstanding securities to the extent those additional common shares would be dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income or loss per share by application of the treasury stock method. During periods when the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are anti-dilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us. The Company expects to use the modified retrospective transition method with the option to recognize a cumulative-effect adjustment at the date of adoption. The Company expects its balance sheet will be impacted as it records right-of-use assets and lease liabilities on its consolidated balance sheet but does not expect the adoption of this standard will have a material impact on its consolidated statements of operations and cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which removes certain exceptions for investments, intra-period allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. The Company adopted this standard on January 1, 2021 and it did not have a material impact on its consolidated financial statements and related disclosures.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit. The following table summarizes the assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$2,302,644	$-	$2,302,644

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$4,335,446	$-	$4,335,446

Note 4 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2021	2020
United States	$12,493,950	$614,025
Rest of World	7,530,819	934,503
Total	$20,024,769	$1,548,528
Percentage of revenue by area:
United States	62%	40%
Rest of World	38%	60%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2021 were as follows:

Balance as of December 31, 2020	$305,307
Revenue recognized included in deferred revenue balance at the beginning of the period	(200,071)
Increase due to prepayments from customers	53,555
Balance as of March 31, 2021	$158,791

The Company expects to perform its performance obligation and recognize the deferred revenue as revenue during the year ended December 31, 2021.

Note 5 – Earnings Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator
Net income (loss), as reported	$7,898,975	$(1,065,193)

Denominator
Weighted average shares, basic	28,662,885	22,820,450
Dilutive effect of stock options, warrants and RSUs	1,339,844	-
Shares used to compute diluted earnings per share	30,002,729	22,820,450

Basic earnings per share	$0.28	$(0.05)
Diluted earnings per share	$0.26	$(0.05)

As a result of incurring a net loss for the three months ended March 31, 2020, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of March 31, 2020, consisting of: (i) 2,121,817 options and (ii) 199,090 warrants.

Note 6 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 2,798,683 at March 31, 2021.

Stock Options

The following table summarizes option activity during the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	1,300,588	$2.44	$1.24
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(65,891)	2.26	1.07
Outstanding at March 31, 2021	1,234,697	$2.15	$1.25	7.68

Exercisable at March 31, 2021	938,030	$2.20	$1.19	7.42

The total intrinsic value of options exercised during the three months ended March 31, 2021 was approximately $574,000. The aggregate intrinsic value of outstanding options at March 31, 2021 was $6,889,338.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted.

In January 2021, the Company modified the exercise price of 100,000 of the options from $16.49 to $9.30. Due to the modification, the Company will recognize incremental stock-based compensation cost of $65,000, Of this amount, the Company recognized approximately $21,800 during the three months ended March 31, 2021.

As of March 31, 2021, there were 296,667 of unvested options and $258,885 of unrecognized stock-based compensation expense. The unrecognized stock-based compensation expense is expected to be recognized over 1.2 years.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	522,500	$10.49
Granted	480,000	10.40
Vested	(68,750)	10.62
Forfeited/Cancelled	-	-
Outstanding at March 31, 2021	933,750	$10.43

As of March 31, 2021, there was approximately $8,900,000 of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table summarizes warrant activity during the three months ended March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	70,000	$1.83	$5.21
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2021	70,000	$1.83	$5.21	3.0

The aggregate intrinsic value of outstanding warrants at March 31, 2021 was approximately $540,000. All outstanding warrants are exercisable at March 31, 2021 and there was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company has issued 4,290 shares of restricted stock for services during the three months ended March 31, 2021 and there was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Three Months Ended March 31,
	2021	2020
Options	$76,672	$401,630
Restricted stock units	1,396,440	-
Warrants	-	-
Stock	39,900	31,193
Total stock-based compensation expense	$1,513,012	$432,823

Note 7 – Income Taxes

For the three months ended March 31, 2021, the Company recognized an expense from income taxes of $1,985,640, representing an effective tax rate of 20.1%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended March 31, 2020, no benefit from income taxes was recorded due to the Company being in a full valuation allowance position, resulting in an effective tax rate of 0.0%.

Note 8 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, a former executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and the Company began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month. At March 31, 2021, the aggregate balance of this related party liability was $120,000.

Note 9 – Commitments and Contingencies

Lease Obligations

The Company’s offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 13,687 square feet at a monthly rate of $28,825 and expires in February 2024. For the three months ended March 31, 2021 the Company expensed $86,588 for rent. For the three months ended March 31, 2020, the Company expensed $51,818 for rent. The Company’s future minimum lease payments were as follows as of March 31, 2021:

Year Ending March 31,
2021 (remainder)	$214,425
2022	293,595
2023	303,059
2024	50,774
2025	-
Total lease payments	$861,853

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In July and September 2020, securities class action complaints were filed by certain stockholders of the Company against the Company claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Note 10 – Subsequent Events

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 25, 2021 and the audited financial statements and notes included therein.

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

As used in this Quarterly Report, the terms “we”, “us”, “our”, and “Co-Diagnostics” means Co-Diagnostics, Inc., a Utah corporation and its consolidated subsidiaries (the “Company”), unless otherwise indicated.

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

We design our tests by identifying the optimal locations on the target gene for amplification and pair the location with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and validation protocols. In other words, the data resulting from our tests verify that we succeeded in designing what we intended at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our lab or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user needs.

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

Recent Developments

Because we believe that testing for the COVID-19 virus is going to be a consideration for public health worldwide even after the current pandemic has subsided, we have initiated a project to facilitate frequent testing in schools, businesses, the hospitality industry, and at home. We believe this may be accomplished through the development of a low cost, easy to use by non-professionals, testing device that can provide PCR quality test results in less than an hour. This project is possible due to the facts that in 2020 we were able to successfully lyophilize our Logix Smart COVID-19 test reagents and additionally developed a saliva-based collection system that does not require the RNA/DNA extraction. While the final result is the same as if done through a lab-based IVD process, it has the advantages of increased speed and ease of handling thanks to lyophilization. We have engaged the services of a group of professionals who have the expertise and track record to develop the hardware for such a device using our CoPrimers as the reagent chemistry. The device will be available to homes, offices, event facilities, and the travel industry at a cost that will allow screening frequently to prevent spread of the COVID-19 virus and its variants in the future. The device would also be available to test for other pathogens detectable through saliva samples as we develop those tests and offer them to the marketplace.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2021 Compared to the Three Months ended March 31, 2020

Revenues

For the three months ended March 31, 2021, we generated revenues of $20,024,769 compared to revenues of $1,548,528 for the three months ended March 31, 2020. The increase in revenue of $18,476,241 was primarily due to sales of our LogixSmart COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the three months ended March 31, 2021, $266,515 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test compared to $105,492 of revenue from the sales of such equipment for the three months ended March 31, 2020.

Cost of Revenues

We recorded cost of revenues of $3,272,565 for the three months ended March 31, 2021, compared to $481,740 for the three months ended March 31, 2020. This increase is due to the increase in revenue in 2021 due to the sale of our LogixSmart COVID-19 test. Of the total cost of sales during the three months ended March 31, 2021, $202,636 was from equipment sold to our customers compared to $70,427 for equipment sold to customers for the three months ended March 31, 2020.

Expenses

We incurred total operating expenses of $6,417,303 for the three months ended March 31, 2021, compared to total operating expenses of $2,148,737 for the three months ended March 31, 2020. The increase in operating expenses was primarily due to the increase in business activities experienced as a result of our increase in revenue and increased investment in research and development.

General and administrative expenses increased $1,476,205, from $1,459,484 for the three months ended March 31, 2020 to $2,935,689 for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to increased activity to support the growth of our business. The primary drivers of the increased expenses related to increases in compensation including stock-based compensation, insurance expense, contributions to retirement plans and increased expenses for professional services.

Our sales and marketing expenses for the three months ended March 31, 2021 were $1,197,546, compared to $268,483 for the three months ended March 31, 2020. The increase of $929,063 was primarily a result of increased personnel related expenses, including commissions paid to our sales team, and increased stock-based compensation due to the growth in revenue.

Our research and development expenses increased by $1,817,041, from $400,022 for the three months ended March 31, 2020 to $2,217,063 for the three months ended March 31, 2021. The primary increase in expenses was research expenditures of greater than one million dollars for our point-of-care device in addition to increases in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in professional and lab services utilized to further help us in our research and product development activities.

Other Income (Expense)

For the three months ended March 31, 2021 we had total other expense of $450,286, compared to total other income of $16,756 for the three months ended March 31, 2020. The decrease was due primarily due to recording a loss of $464,943 from our India joint venture compared to income of $9,181 from our joint venture in the same period in 2020.

Net Income

We realized net income for the three months ended March 31, 2021 of $7,898,975, compared with a net loss for the three months ended March 31, 2020 of $1,065,193. The increase in net income of $8,964,168 was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales offset by increased operating expenses as discussed above. Additionally, we recorded income tax expense of $1,985,640 for the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of $57,788,893 and marketable investment securities of $2,302,644 that could readily be converted into cash if needed. Additionally, our total current assets of March 31, 2021, were $79,436,997 compared to total current liabilities of $5,748,255.

Net cash provided by operating activities during the three months ended March 31, 2021 was $12,269,955, compared to cash used in operating activities of $1,335,528 for the three months ended March 31, 2020. The increase in cash from operating activities was primarily due to our increased revenue.

We received $2,393,244 of cash from investing activities during the three months ended March 31, 2021 from maturity of marketable investments and repayment of advances from our India joint venture as compared uses of cash of $250,370 during the three months ended March 31, 2020.

Net cash provided by financing activities was $148,981 for the three months ended March 31, 2021 realized from the exercise of options, compared to $18,062,083 for the same period in the prior year. The decrease is primarily due to net proceeds of $18,012,083 received from a series of three registered direct offerings in January and February 2020 pursuant to our shelf registration in addition to receiving $50,000 from the exercise of warrants and options for the three months ended March 31, 2020.

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

On October 30, 2020, we filed a Registration Statement on Form S-3 (File No: 333-249651) with the Securities and Exchange Commission (the “SEC”). The SEC declared the Form S-3 effective on November 5, 2020. Pursuant to a prospectus supplement to the Form S-3, we may offer and sell up to $100 million of the following securities separately or together, in one or more series or classes and in amounts, at prices and on terms described in one or more offerings: common stock; preferred stock; warrants to purchase our securities, each of which may be convertible into equity securities; or units comprised of, or other combinations of, the foregoing securities through underwriting syndicates managed or co-managed by one or more underwriters or dealers, through agents or directly to purchasers. Each time our securities are offered, we will provide a prospectus supplement to the Form S-3 containing more specific information about the particular offering. We did not sell any securities pursuant to the Form S-3.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

As we previously reported on a Form 8-K, on February 22, 2021, our Board of Directors appointed Brian L. Brown, CPA as the Company’s Chief Financial Officer. Other than the appointment of Mr. Brown as the Company’s Chief Financial Officer, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2021, that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings previously disclosed under Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

●	On April 6, 2021, we issued an aggregate of 1,258 shares of our common stock for services rendered pursuant to a consulting agreement.

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

CO-DIAGNOSTICS, INC.

Date: May 13, 2021	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: May 13, 2021	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

