Form 10-Q
period 2021-06-30
Co-Diagnostics, Inc.
filed 2021-08-12
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 10, 2021, there were 28,889,890 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$70,274,078	$42,976,713
Marketable investment securities	2,109,675	4,335,446
Accounts receivable, net	12,755,952	12,136,833
Inventory	4,120,704	7,995,189
Prepaid expenses	1,039,506	369,028
Deferred tax asset	20,443	547,224
Total current assets	90,320,358	68,360,433
Property and equipment, net	1,192,901	949,639
Investment in joint venture	1,276,202	1,927,125
Total assets	$92,789,461	$71,237,197
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$427,144	$598,318
Accrued expenses, current	4,001,445	2,849,503
Accrued expenses (related party), current	90,000	120,000
Income taxes payable	47,180	637,560
Deferred revenue	163,134	305,307
Total current liabilities	4,728,903	4,510,688
Long-term liabilities
Accrued expenses, noncurrent	794,615	-
Accrued expenses (related party), noncurrent	-	30,000
Total long-term liabilities	794,615	30,000
Total liabilities	5,523,518	4,540,688
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,889,890 and 28,558,033 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	28,890	28,558
Additional paid-in capital	52,042,150	49,157,236
Accumulated earnings	35,194,903	17,510,715
Total stockholders’ equity	87,265,943	66,696,509
Total liabilities and stockholders’ equity	$92,789,461	$71,237,197

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$27,358,140	$24,040,274	$47,382,909	$25,588,802
Cost of revenue	2,504,355	5,975,305	5,776,920	6,457,045
Gross profit	24,853,785	18,064,969	41,605,989	19,131,757
Operating expenses
Sales and marketing	5,853,313	390,191	7,050,859	658,674
General and administrative	2,468,433	2,191,034	5,404,122	3,650,518
Research and development	4,669,160	750,249	6,886,223	1,150,271
Depreciation and amortization	71,714	25,218	138,719	45,966
Total operating expenses	13,062,620	3,356,692	19,479,923	5,505,429
Income from operations	11,791,165	14,708,277	22,126,066	13,626,328
Other income (expense)
Interest income	10,529	38,173	25,186	45,748
Gain (loss) on equity method investment in joint venture	128,595	258,559	(336,348)	267,740
Total other income (expense)	139,124	296,732	(311,162)	313,488
Income before income taxes	11,930,289	15,005,009	21,814,904	13,939,816
Income tax provision	2,145,076	-	4,130,716	-
Net income	$9,785,213	$15,005,009	$17,684,188	$13,939,816
Earnings per common share:
Basic	$0.34	$0.54	$0.61	$0.50
Diluted	$0.33	$0.51	$0.59	$0.48
Weighted average shares outstanding:
Basic	28,794,047	27,582,229	28,921,140	27,605,137
Diluted	29,741,265	29,152,222	29,833,955	29,094,475

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$17,684,188	$13,939,816
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	138,719	45,966
Stock-based compensation expense	2,440,347	1,124,242
Loss (gain) from equity method investment	336,348	(267,740)
Deferred income taxes	526,781	-
Bad debt expense	147,775	524,389
Changes in assets and liabilities:
Accounts receivable	(766,894)	(5,742,883)
Prepaid expenses	(670,478)	(2,527,983)
Inventory	3,874,485	(10,030,838)
Deferred revenue	(142,173)	1,044,225
Income taxes payable	(590,380)	-
Accounts payable and accrued expenses	1,715,383	1,542,347
Net cash provided by (used in) operating activities	24,694,101	(348,459)
Cash flows from investing activities
Purchases of property and equipment	(381,981)	(205,290)
Proceeds from maturities of marketable investment securities	2,225,771	-
Investment in joint venture	314,575	(714,500)
Net cash provided by (used in) investing activities	2,158,365	(919,790)
Cash flows from financing activities
Proceeds from sale of common stock	-	19,470,005
Proceeds from exercise of options and warrants	444,899	913,465
Payment of offering costs	-	(1,457,922)
Net cash provided by financing activities	444,899	18,925,548
Net increase in cash and cash equivalents	27,297,365	17,657,299
Cash and cash equivalents at beginning of period	42,976,713	893,138
Cash and cash equivalents at end of period	$70,274,078	$18,550,437
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$3,423,700	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$-	$117,220

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$49,157,236	$17,510,715	$66,696,509
Common stock issued for option exercises	-	-	65,891	66	148,914	-	148,980
Stock-based compensation	-	-	41,790	42	1,512,970	-	1,513,012
Net income	-	-	-	-	-	7,898,975	7,898,975
Balance as of March 31, 2021	-	$-	28,665,714	$28,666	$50,819,120	$25,409,690	$76,257,476
Common stock issued for option exercises	-	-	118,334	118	295,799	-	295,917
Stock-based compensation	-	-	105,842	106	927,231	-	927,337
Net income	-	-	-	-	-	$9,785,213	9,785,213
Balance as of June 30, 2021	-	$-	28,889,890	$28,890	$52,042,150	$35,194,903	$87,265,943

Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	-	-	7,242,954	7,243	18,004,840	-	18,012,083
Common stock issued for warrant exercises	-	-	719,492	720	49,280	-	50,000
Stock-based compensation expense	-	-	12,363	12	432,811	-	432,823
Conversion of preferred stock to common	(25,600)	(26)	2,133,333	2,133	(2,107)	-	-
Net loss	-	-	-	-	-	(1,065,193)	(1,065,193)
Balance as of March 31, 2020	-	$-	27,451,064	$27,451	$45,172,525	$(26,033,007)	$19,166,969
Common stock issued for option and warrant exercises	-	-	530,289	530	862,935	-	863,465
Stock-based compensation expense	-	-	9,689	10	691,409	-	691,419
Net income	-	-	-	-	-	15,005,009	15,005,009
Balance as of June 30, 2020	-	$-	27,991,042	$27,991	$46,726,869	$(11,027,998)	$35,726,862

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed on March 25, 2021.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of June 30, 2021 and December 31, 2020. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2021, total accounts receivable was $13,686,152 with an allowance for uncollectable accounts of $930,200 resulting in a net amount of $12,755,952. At December 31, 2020 total accounts receivable was $12,928,633 with an allowance for uncollectable accounts of $791,800 resulting in a net amount of $12,136,833.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At June 30, 2021, the Company had $4,120,704 in inventory, of which $659,737 was finished goods and $3,460,967 was raw materials. At December 31, 2020, the Company had $7,995,189 in inventory, of which $598,881 was finished goods and $7,396,308 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Research and Development

Research and development costs are expensed when incurred. For the three and six months ended June 30, 2021, the Company expensed $4,669,160 and $6,886,223 of research and development costs, respectively. For the three and six months ended June 30, 2020, the Company expensed $750,249 and $1,150,271, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three months ended June 30, 2021. Two customers together accounted for approximately 67% of total revenue for the three months ended June 30, 2021.

Two customers each accounted for more than 10% of accounts receivable at June 30, 2021. These two customers together accounted for approximately 48% of accounts receivable at June 30, 2021.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit. The following table summarizes the assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$2,109,675	$-	$2,109,675

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$4,335,446	$-	$4,335,446

Note 4 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$5,365,323	$13,383,761	$17,859,273	$13,997,786
Rest of World	21,992,817	10,656,513	29,523,636	11,591,016
Total	$27,358,140	$24,040,274	$47,382,909	$25,588,802
Percentage of revenue by area:
United States	20%	56%	38%	55%
Rest of World	80%	44%	62%	45%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2021 were as follows:

Balance as of December 31, 2020	$305,307
Revenue recognized included in deferred revenue balance at the beginning of the period	(194,060)
Increase due to prepayments from customers	51,887
Balance as of June 30, 2021	$163,134

The Company expects to perform its performance obligation and recognize the deferred revenue as revenue during the year ended December 31, 2021.

Note 5 – Earnings Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss), as reported	$9,785,213	$15,005,009	$17,684,188	$13,939,816

Denominator
Weighted average shares, basic	28,794,047	27,582,229	28,728,828	27,605,137
Dilutive effect of stock options, warrants and RSUs	947,218	1,569,993	1,105,127	1,489,338
Shares used to compute diluted earnings per share	29,741,265	29,152,222	29,833,955	29,094,475

Basic earnings per share	$0.34	$0.54	$0.62	$0.50
Diluted earnings per share	$0.33	$0.51	$0.59	$0.48

For the three and six months ended June 30, 2021, potentially dilutive securities of 931,341 and 146,133 were excluded from the calculation because their effect would have been anti-dilutive. No securities were excluded from the calculation for the three and six months ended June 30, 2020.

Note 6 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 2,798,683 at June 30, 2021.

Stock Options

The following table summarizes option activity during the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	1,300,588	$2.44	$1.24
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(184,225)	2.41	1.14
Outstanding at June 30, 2021	1,116,363	$2.12	$1.31	7.44
Exercisable at June 30, 2021	828,036	$2.20	$1.19	7.17

The total intrinsic value of options exercised during the six months ended June 30, 2021 was approximately $1.3 million. The aggregate intrinsic value of outstanding options at June 30, 2021 was approximately $6.9 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted.

In January 2021, the Company modified the exercise price of 100,000 of the options from $16.49 to $9.30. Due to the modification, the Company will recognize incremental stock-based compensation cost of $65,000. Of this amount, the Company has recognized approximately $45,000 and the remaining will be recognized over the remaining service period.

As of June 30, 2021, there were 288,327 of unvested options and $186,144 of unrecognized stock-based compensation expense. The unrecognized stock-based compensation expense is expected to be recognized over 0.9 years.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	522,500	$10.49
Granted	480,000	9.90
Vested	(192,084)	10.39
Forfeited/Cancelled	-	-
Unvested at June 30, 2021	810,416	$10.18

As of June 30, 2021, there was approximately $7.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.7 years.

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

The following table summarizes warrant activity during the six months ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	70,000	$1.83	$5.21
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2021	70,000	$1.83	$5.21	2.8

The aggregate intrinsic value of outstanding warrants at June 30, 2021 was approximately $450,000. All outstanding warrants are exercisable at June 30, 2021 and there was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company has issued 5,548 shares of restricted stock for services during the six months ended June 30, 2021 and there was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	$76,114	$301,568	$152,786	$703,198
Restricted stock units	839,224	-	2,235,661	-
Warrants	-	303,802	-	303,802
Stock	12,000	86,049	51,900	117,242
Total stock-based compensation expense	$927,338	$691,419	$2,440,347	$1,124,242

Note 7 – Income Taxes

For the three months ended June 30, 2021, the Company recognized an expense from income taxes of $2,145,076, representing an effective tax rate of 18.0%. For the six months ended June 30, 2021, the Company recognized an expense from income taxes of $4,130,716, representing an effective tax rate of 18.9%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three and six months ended June 30, 2020, no benefit from income taxes was recorded due to the Company being in a full valuation allowance position, resulting in an effective tax rate of 0.0%.

Note 8 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, a former executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and the Company began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month. At June 30, 2021, the aggregate balance of this related party liability was $90,000.

Note 9 – Commitments and Contingencies

Lease Obligations

The Company’s offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 13,687 square feet at a monthly rate of $28,825 and expires in February 2024. For the three and six months ended June 30, 2021 the Company expensed $86,588 and $173,175 for rent, respectively. For the three and six months ended June 30, 2020, the Company expensed $86,969 and $138,786 for rent, respectively. The Company’s future minimum lease payments were as follows as of June 30, 2021:

Year Ending December 31,
2021 (remainder)	$142,950
2022	293,595
2023	303,059
2024	50,774
Total lease payments	$790,378

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

Recent Developments

Because we believe that testing for the COVID-19 virus is going to be a consideration for public health worldwide even after the current pandemic has subsided, we have initiated a project to facilitate frequent testing in schools, businesses, the hospitality industry, and at home. We believe this may be accomplished through the development of a low cost, easy to use by non-professionals, testing device that can provide PCR quality test results in less than an hour. This project is possible due to the fact that in 2020 we were able to successfully lyophilize our Logix Smart COVID-19 test reagents and additionally developed a saliva-based collection system that does not require the RNA/DNA extraction. While the final result is the same as if done through a lab-based IVD process, it has the advantages of increased speed and ease of handling thanks to lyophilization. We have engaged the services of a group of professionals who have the expertise and track record to develop the hardware for such a device using our CoPrimers as the reagent chemistry. The device will be available to homes, offices, event facilities, and the travel industry at a cost that will allow screening frequently to prevent spread of the COVID-19 virus and its variants in the future. The device would also be available to test for other pathogens detectable through saliva samples as we develop those tests and offer them to the marketplace.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2021 Compared to the Three Months ended June 30, 2020

Revenues

For the three months ended June 30, 2021, we generated revenues of $27,358,140 compared to revenues of $24,040,274 for the three months ended June 30, 2020. The increase in revenue of $3,317,866 was primarily due to sales of our LogixSmart COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the three months ended June 30, 2021, $164,470 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test compared to $1,676,820 of revenue from the sales of such equipment for the three months ended June 30, 2020.

Cost of Revenues

We recorded cost of revenues of $2,504,355 for the three months ended June 30, 2021, compared to $5,975,305 for the three months ended June 30, 2020. This decrease is due to a reduction of product production costs, reduction in sales of third-party equipment, which have a higher cost of sales than tests, and the commission structure of certain sales of tests completed during the period. Of the total cost of sales during the three months ended June 30, 2021, $131,403 was from equipment sold to our customers compared to $1,580,968 for equipment sold to customers for the three months ended June 30, 2020.

Expenses

We incurred total operating expenses of $13,062,620 for the three months ended June 30, 2021, compared to total operating expenses of $3,356,692 for the three months ended June 30, 2020. The increase in operating expenses was due to the increase in business activities experienced as a result of our increase in revenue, increased third party sales commissions, reflected in sales and marketing, and increased investment in research and development.

General and administrative expenses increased $277,399, from $2,191,034 for the three months ended June 30, 2020 to $2,468,433 for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to increased activity to support the growth of our business. The primary drivers of the increased expenses related to increases in compensation including stock-based compensation, insurance expense, contributions to retirement plans and increased expenses for professional services.

Our sales and marketing expenses for the three months ended June 30, 2021 were $5,853,313, compared to $390,191 for the three months ended June 30, 2020. The increase of $5,463,122 was primarily a result of increased third-party sales commissions, personnel related expenses, including commissions paid to our sales team, and increased stock-based compensation due to the growth in revenue.

Our research and development expenses increased by $3,918,911, from $750,249 for the three months ended June 30, 2020 to $4,669,160 for the three months ended June 30, 2021. The primary increase in expenses was research expenditures of greater than $3,500,000 for our point-of-care device in addition to increases in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in professional and lab services utilized to further help us in our research and product development activities.

Other Income (Expense)

For the three months ended June 30, 2021 we had total other income of $139,124, compared to total other income of $296,732 for the three months ended June 30, 2020. The decrease was due primarily due to a decreased gain from our India joint venture.

Net Income

We realized net income for the three months ended June 30, 2021 of $9,785,213, compared with a net income for the three months ended June 30, 2020 of $15,005,009. The decrease in net income of $5,219,796 was primarily the result of an increase in operating expenses, offset by an increase of product revenues and resulting margins from those sales. Additionally, we recorded income tax expense of $2,145,076 for the three months ended June 30, 2021.

The Six Months Ended June 30, 2021 Compared to the Six Months ended June 30, 2020

Revenues

For the six months ended June 30, 2021, we generated revenues of $47,382,909 compared to revenues of $25,588,802 for the six months ended June 30, 2020. The increase in revenue of $21,794,107 was primarily due to sales of our LogixSmart COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the six months ended June 30, 2021, $430,985 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test compared to $1,782,312 of revenue from the sales of such equipment for the six months ended June 30, 2020.

Cost of Revenues

We recorded cost of revenues of $5,776,920 for the six months ended June 30, 2021, compared to $6,457,045 for the six months ended June 30, 2020. This decrease is due to a reduction of product production costs, reduction in sales of third-party equipment, which have a higher cost of sales than tests, and the commission structure of certain sales of tests completed during the period. Of the total cost of sales during the six months ended June 30, 2021, $334,039 was from equipment sold to our customers compared to $1,651,395 for equipment sold to customers for the six months ended June 30, 2020.

Expenses

We incurred total operating expenses of $19,479,923 for the six months ended June 30, 2021, compared to total operating expenses of $5,505,429 for the six months ended June 30, 2020. The increase in operating expenses was due to the increase in business activities experienced as a result of our increase in revenue, increased third party sales commissions, reflected in sales and marketing, and increased investment in research and development.

General and administrative expenses increased $1,753,604, from $3,650,518 for the six months ended June 30, 2020 to $5,404,122 for the six months ended June 30, 2021. The primary drivers of the increased expenses related to increases in compensation including stock-based compensation, insurance expense, contributions to retirement plans and increased expenses for professional services.

Our sales and marketing expenses for the six months ended June 30, 2021 were $7,050,859, compared to $658,674 for the six months ended June 30, 2020. The increase of $6,392,185 was primarily a result of increased third-party sales commissions, personnel related expenses, including commissions paid to our sales team, and increased stock-based compensation due to the growth in revenue.

Our research and development expenses increased by $5,735,952, from $1,150,271 for the six months ended June 30, 2020 to $6,886,223 for the six months ended June 30, 2021. The primary increase in expenses was research expenditures of greater than $4,500,000 for our point-of-care device in addition to increases in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in professional and lab services utilized to further help us in our research and product development activities.

Other Income (Expense)

For the six months ended June 30, 2021 we had total other expense of $311,162, compared to total other income of $313,488 for the six months ended June 30, 2020. The decrease in other income was due primarily due to recording a loss of $336,348 from our India joint venture compared to income of $267,740 from our joint venture in the same period in 2020.

Net Income

We realized net income for the six months ended June 30, 2021 of $17,684,188, compared to net income for the six months ended June 30, 2020 of $13,939,816. The increase in net income of $3,744,372 was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales offset by increased operating expenses. Additionally, we recorded income tax expense of $4,130,716 for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $70,274,078 and marketable investment securities of $2,109,675 that could readily be converted into cash if needed. Additionally, our total current assets of June 30, 2021, were $90,320,358 compared to total current liabilities of $4,728,903.

Net cash provided by operating activities during the six months ended June 30, 2021 was $24,694,101, compared to cash used in operating activities of $348,549 for the six months ended June 30, 2020. The increase in cash from operating activities was primarily due to our increased revenue.

We received $2,158,365 of cash from investing activities during the six months ended June 30, 2021 from maturity of marketable investments and repayment of advances from our India joint venture as compared use of cash of $919,790 during the six months ended June 30, 2020.

Net cash provided by financing activities was $444,899 for the six months ended June 30, 2021 realized from the exercise of options, compared to $18,925,548 for the same period in the prior year. The decrease is primarily due to net proceeds of $18,012,083 received from a series of three registered direct offerings in January and February 2020 pursuant to our shelf registration in addition to receiving $50,000 from the exercise of warrants and options for the six months ended June 30, 2020.

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

On October 30, 2020, we filed a Registration Statement on Form S-3 (File No: 333-249651) with the Securities and Exchange Commission (the “SEC”). The SEC declared the Form S-3 effective on November 5, 2020. Pursuant to a prospectus supplement to the Form S-3, we may offer and sell up to $100 million of the following securities separately or together, in one or more series or classes and in amounts, at prices and on terms described in one or more offerings: common stock; preferred stock; warrants to purchase our securities, each of which may be convertible into equity securities; or units comprised of, or other combinations of, the foregoing securities through underwriting syndicates managed or co-managed by one or more underwriters or dealers, through agents or directly to purchasers. Each time our securities are offered, we will provide a prospectus supplement to the Form S-3 containing more specific information about the particular offering. We have not sold any securities pursuant to the Form S-3.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021, that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2A. Risk Factors.

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

Pursuant to Section 16-10a-640 of the Utah Revised Business Corporation Act, no distribution may be made if, after giving it effect:

(a)	the corporation would not be able to pay its debts as they become due in the usual course of business; or

(b)	the corporation’s total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

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

CO-DIAGNOSTICS, INC.

Date: August 12, 2021	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: August 12, 2021	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

