Form 10-Q
period 2021-09-30
Co-Diagnostics, Inc.
filed 2021-11-12
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(801) 438-1036

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CODX	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2021, there were 28,894,890 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$82,658,248	$42,976,713
Marketable investment securities	1,251,285	4,335,446
Accounts receivable, net	14,589,599	12,136,833
Inventory	3,302,925	7,995,189
Prepaid expenses	485,095	369,028
Total current assets	102,287,152	67,813,209
Property and equipment, net	1,524,806	949,639
Investment in joint venture	1,034,098	1,927,125
Deferred tax asset	512,552	547,224
Total assets	$105,358,608	$71,237,197
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$800,003	$598,318
Accrued expenses, current	2,055,698	2,849,503
Accrued expenses (related party), current	30,000	120,000
Income taxes payable	1,044,640	637,560
Deferred revenue	189,556	305,307
Total current liabilities	4,119,897	4,510,688
Long-term liabilities
Accrued expenses, noncurrent	1,080,358	-
Accrued expenses (related party), noncurrent	-	30,000
Total long-term liabilities	1,080,358	30,000
Total liabilities	5,200,255	4,540,688
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,894,890 and 28,558,033 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	28,895	28,558
Additional paid-in capital	53,458,589	49,157,236
Accumulated earnings	46,670,869	17,510,715
Total stockholders’ equity	100,158,353	66,696,509
Total liabilities and stockholders’ equity	$105,358,608	$71,237,197

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$30,101,353	$21,818,753	$77,484,262	$47,407,555
Cost of revenue	3,311,255	5,821,281	9,088,175	12,278,326
Gross profit	26,790,098	15,997,472	68,396,087	35,129,229
Operating expenses
Sales and marketing	4,253,091	798,474	11,303,950	1,457,148
General and administrative	2,919,498	2,203,417	8,323,620	5,853,935
Research and development	5,893,350	921,889	12,779,573	2,072,160
Depreciation and amortization	94,038	35,490	232,757	81,456
Total operating expenses	13,159,977	3,959,270	32,639,900	9,464,699
Income from operations	13,630,121	12,038,202	35,756,187	25,664,530
Other income (expense)
Interest income	11,379	29,992	36,565	75,740
Gain (loss) on equity method investment in joint venture	(64,940)	748,557	(401,288)	1,016,297
Total other income (expense)	(53,561)	778,549	(364,723)	1,092,037
Income before income taxes	13,576,560	12,816,751	35,391,464	26,756,567
Income tax provision (benefit)	2,100,594	(2,914,781)	6,231,310	(2,914,781)
Net income	$11,475,966	$15,731,532	$29,160,154	$29,671,348
Earnings per common share:
Basic	$0.40	$0.56	$1.01	$1.13
Diluted	$0.38	$0.53	$0.98	$1.07
Weighted average shares outstanding:
Basic	28,941,357	28,084,267	28,800,450	26,172,439
Diluted	29,952,690	29,597,792	29,872,415	27,621,531

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$29,160,154	$29,671,348
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	232,757	81,456
Stock-based compensation expense	3,851,293	2,167,376
Loss (gain) from equity method investment	401,288	(1,016,297)
Deferred income taxes	34,672	(2,914,781)
Bad debt expense	156,011	-
Changes in assets and liabilities:
Accounts receivable	(2,608,777)	(10,509,035)
Prepaid expenses	(116,068)	(22,076)
Inventory	4,432,048	(10,647,034)
Deferred revenue	(115,751)	739,781
Income taxes payable	692,823	-
Accounts payable and accrued expenses	82,495	656,602
Net cash provided by operating activities	36,202,945	8,207,340
Cash flows from investing activities
Purchases of property and equipment	(547,708)	(305,683)
Purchases of marketable investment securities	-	(9,310,000)
Proceeds from maturities of marketable investment securities	3,084,161	3,260,000
Investment in joint venture	491,739	(714,500)
Net cash provided by (used in) investing activities	3,028,192	(7,070,183)
Cash flows from financing activities
Proceeds from sale of common stock	-	19,470,005
Proceeds from exercise of options and warrants	450,398	1,187,984
Payment of offering costs	-	(1,457,922)
Net cash provided by financing activities	450,398	19,200,067
Net increase in cash and cash equivalents	39,681,535	20,337,224
Cash and cash equivalents at beginning of period	42,976,713	893,138
Cash and cash equivalents at end of period	$82,658,248	$21,230,362
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$4,733,200	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$260,216	$117,220

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$49,157,236	$17,510,715	$66,696,509
Common stock issued for option exercises	-	-	65,891	66	148,914	-	148,980
Stock-based compensation	-	-	41,790	42	1,512,970	-	1,513,012
Net income	-	-	-	-	-	7,898,975	7,898,975
Balance as of March 31, 2021	-	$-	28,665,714	$28,666	$50,819,120	$25,409,690	$76,257,476
Common stock issued for option exercises	-	-	118,334	118	295,799	-	295,917
Stock-based compensation	-	-	105,842	106	927,231	-	927,337
Net income	-	-	-	-	-	9,785,213	9,785,213
Balance as of June 30, 2021	-	$-	28,889,890	$28,890	$52,042,150	$35,194,903	$87,265,943
Common stock issued for option exercises	-	-	5,000	5	5,495	-	5,500
Stock-based compensation	-	-	-	-	1,410,944	-	1,410,944
Net income	-	-	-	-	-	11,475,966	11,475,966
Balance as of September 30, 2021	-	$-	28,894,890	$28,895	$53,458,589	$46,670,869	$100,158,353

Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	-	-	7,242,954	7,243	18,004,840	-	18,012,083
Common stock issued for warrant exercises	-	-	719,492	720	49,280	-	50,000
Stock-based compensation expense	-	-	12,363	12	432,811	-	432,823
Conversion of preferred stock to common	(25,600)	(26)	2,133,333	2,133	(2,107)	-	-
Net loss	-	-	-	-	-	(1,065,193)	(1,065,193)
Balance as of March 31, 2020	-	$-	27,451,064	$27,451	$45,172,525	$(26,033,007)	$19,166,969
Common stock issued for option and warrant exercises	-	-	530,289	530	862,935	-	863,465
Stock-based compensation expense	-	-	9,689	10	691,409	-	691,419
Net income	-	-	-	-	-	15,005,009	15,005,009
Balance as of June 30, 2020	-	$-	27,991,042	$27,991	$46,726,869	$(11,027,998)	$35,726,862
Common stock issued for option exercises	-	-	108,334	108	274,410	-	274,518
Stock-based compensation	-	-	61,883	62	1,043,073	-	1,043,135
Net income	-	-	-	-	-	15,731,532	15,731,532
Balance as of September 30, 2020	-	$-	28,161,259	$28,161	$48,044,352	$4,703,534	$52,776,047

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “Co-Dx”), is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. The Company develops, manufactures, and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of these tests, the Company may sell diagnostic equipment and supplies from other manufacturers.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies and emerging growth companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed on March 25, 2021.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of September 30, 2021 and December 31, 2020. The Company has its cash and cash equivalents with large creditworthy financial institutions and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2021, total accounts receivable was $15,347,499 with an allowance for uncollectable accounts of $757,900 resulting in a net amount of $14,589,599. At December 31, 2020, total accounts receivable was $12,928,633 with an allowance for uncollectable accounts of $791,800 resulting in a net amount of $12,136,833.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At September 30, 2021, the Company had $3,302,925 in inventory, of which $925,620 was finished goods and $2,377,305 was raw materials. At December 31, 2020, the Company had $7,995,189 in inventory, of which $598,881 was finished goods and $7,396,308 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Research and Development

Research and development costs are expensed when incurred. For the three and nine months ended September 30, 2021, the Company expensed $5,893,350 and $12,779,573 of research and development costs, respectively. For the three and nine months ended September 30, 2020, the Company expensed $921,889 and $2,072,160, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three and nine months ended September 30, 2021. Two customers together accounted for approximately 55% and 49%, respectively, of total revenue for the three and nine months ended September 30, 2021.

Two customers each accounted for more than 10% of accounts receivable at September 30, 2021 and December 31, 2020. These two customers together accounted for approximately 52% and 48% of accounts receivable at September 30, 2021 and December 31, 2020, respectively.

Net Income per Share

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit. The following table summarizes the assets measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, by level within the fair value hierarchy:

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$1,251,285	$-	$1,251,285

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable investment securities:
Certificates of deposit	$-	$4,335,446	$-	$4,335,446

Note 4 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$16,907,574	$14,054,316	$34,701,035	$28,151,446
Rest of World	13,193,779	7,764,437	42,783,227	19,256,109
Total	$30,101,353	$21,818,753	$77,484,262	$47,407,555
Percentage of revenue by area:
United States	56%	64%	45%	59%
Rest of World	44%	36%	55%	41%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2021 were as follows:

Balance as of December 31, 2020	$305,307
Revenue recognized included in deferred revenue balance at the beginning of the period	(194,964)
Increase due to prepayments from customers	79,213
Balance as of September 30, 2021	$189,556

The Company expects to perform its performance obligation and recognize the deferred revenue as revenue during the year ended December 31, 2021.

Note 5 – Earnings Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss), as reported	$11,475,966	$15,731,532	$29,160,154	$29,671,348

Denominator
Weighted average shares, basic	28,941,357	28,084,267	28,800,450	26,172,439
Dilutive effect of stock options, warrants and RSUs	1,011,333	1,513,525	1,071,965	1,449,092
Shares used to compute diluted earnings per share	29,952,690	29,597,792	29,872,415	27,621,531

Basic earnings per share	$0.40	$0.56	$1.01	$1.13
Diluted earnings per share	$0.38	$0.53	$0.98	$1.07

For the three and nine months ended September 30, 2021, potentially dilutive securities of 50,000 and 147,436 were excluded from the calculation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, potentially dilutive securities of 50,000 were excluded from the calculation because their effect would have been anti-dilutive.

Note 6 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 2,064,933 at September 30, 2021.

Stock Options

The following table summarizes option activity during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	1,300,588	$2.44	$1.24
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(189,225)	2.38	1.12
Outstanding at September 30, 2021	1,111,363	$2.12	$1.31	7.18

Exercisable at September 30, 2021	1,094,697	$2.01	$1.18	7.16

The total intrinsic value of options exercised during the nine months ended September 30, 2021 was approximately $1.3 million. The aggregate intrinsic value of outstanding options at September 30, 2021 was approximately $8.5 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted.

In January 2021, the Company modified the exercise price of 100,000 of the options from $16.49 to $9.30. Due to the modification, the Company will recognize incremental stock-based compensation cost of $65,000. Of this amount, the Company has recognized approximately $50,000 and the remaining will be recognized over the remaining service period.

As of September 30, 2021, there were 16,666 of unvested options and $119,897 of unrecognized stock-based compensation expense. The unrecognized stock-based compensation expense is expected to be recognized over 0.7 years.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	522,500	$10.49
Granted	1,217,500	9.76
Vested	(210,834)	10.24
Forfeited/Cancelled	(3,750)	10.49
Unvested at September 30, 2021	1,525,416	$9.94

As of September 30, 2021, there was approximately $13.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table summarizes warrant activity during the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	70,000	$1.83	$5.21
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2021	70,000	$1.83	$5.21	2.5

The aggregate intrinsic value of outstanding warrants at September 30, 2021 was approximately $553,000. All outstanding warrants are exercisable at September 30, 2021 and there was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company has issued 5,548 shares of restricted stock for services during the nine months ended September 30, 2021 and there was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	$66,247	$128,344	$219,033	$831,542
Restricted stock units	1,344,697	-	3,580,360	-
Warrants	-	-	-	303,802
Stock	-	914,790	51,900	1,032,032
Total stock-based compensation expense	$1,410,944	$1,043,134	$3,851,293	$2,167,376

Note 7 – Income Taxes

For the three months ended September 30, 2021, the Company recognized an expense from income taxes of $2,100,594, representing an effective tax rate of 15.5%. For the nine months ended September 30, 2021, the Company recognized an expense from income taxes of $6,231,310, representing an effective tax rate of 17.6%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three and nine months ended September 30, 2020, the Company recognized a benefit from income taxes of $2,914,781.

Note 8 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, a former executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and the Company began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month. At September 30, 2021 and 2020, the aggregate balance of this related party liability was $30,000 and $120,000, respectively.

Note 9 – Commitments and Contingencies

Lease Obligations

The Company’s offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The new aggregate space consists of approximately 13,687 square feet at a monthly rate of $28,825 and expires in February 2024. For the three and nine months ended September 30, 2021, the Company expensed $86,588 and $259,763 for rent, respectively. For the three and nine months ended September 30, 2020, the Company expensed $86,588 and $225,374 for rent, respectively. The Company’s future minimum lease payments were as follows as of September 30, 2021:

Year Ending December 31,
2021 (remainder)	$71,475
2022	293,595
2023	303,059
2024	50,774
Total lease payments	$718,903

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021, and the audited financial statements and notes included therein.

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

● our ability to acquire in a timely manner the materials necessary to manufacture our products;

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “Co-Dx”), is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. We develop, manufacture and sell reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”).

Our diagnostics systems enable very rapid, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. Co-Dx’s technical advance involves a novel approach to Polymerase Chain Reaction (“PCR”) test design of primer and probe structure (“CoPrimers”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA.

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

Our scientists use the complex mathematics of DNA/RNA test design, to engineer and optimize a DNA/RNA test and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Satterfield, our founder, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and proprietary reagents used in the testing process, which together represent a major advance in PCR testing systems. Co-Dx technologies are now protected by eight granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which enables the sale of diagnostic tests at a lower price than competitors, while enabling us to maintain profit margins.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2021 Compared to the Three Months ended September 30, 2020

Revenues

For the three months ended September 30, 2021, we generated revenues of $30,101,353, compared to revenues of $21,818,753 for the three months ended September 30, 2020. The increase in revenue of $8,282,600 was primarily due to sales of our LogixSmart COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the three months ended September 30, 2021, $76,945 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test compared to $1,457,160 of revenue from the sales of such equipment for the three months ended September 30, 2020.

Cost of Revenues

We recorded cost of revenues of $3,311,255 for the three months ended September 30, 2021, compared to $5,821,281 for the three months ended September 30, 2020. This decrease is due to a reduction of product production costs, reduction in sales of third-party equipment, which have a higher cost of sales than tests, and the commission structure of certain sales of tests completed during the period. Of the total cost of sales during the three months ended September 30, 2021, $50,563 was from equipment sold to our customers compared to $1,213,434 for equipment sold to customers for the three months ended September 30, 2020.

Expenses

We incurred total operating expenses of $13,159,977 for the three months ended September 30, 2021, compared to total operating expenses of $3,959,270 for the three months ended September 30, 2020. The increase in operating expenses was due to the increase in business activities experienced as a result of our increase in revenue, increased third party sales commissions, reflected in sales and marketing, and increased investment in research and development.

General and administrative expenses increased $716,081, from $2,203,417 for the three months ended September 30, 2020 to $2,919,498 for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to increased activity to support the growth of our business. The primary drivers of the increased expenses related to increases in compensation including stock-based compensation, insurance expense, contributions to retirement plans and increased expenses for professional services. These increases were partially offset by a reduction of bad debt expense.

Our sales and marketing expenses for the three months ended September 30, 2021 were $4,253,091, compared to $798,474 for the three months ended September 30, 2020. The increase of $3,454,617 was primarily a result of increased third-party sales commissions, personnel related expenses, including commissions paid to our sales team, and increased stock-based compensation due to the growth in revenue.

Our research and development expenses increased by $4,971,461, from $921,889 for the three months ended September 30, 2020 to $5,893,350 for the three months ended September 30, 2021. The primary increase in expenses was research expenditures of greater than $4,300,000 for our point-of-care device in addition to increases in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities.

Other Income (Expense)

For the three months ended September 30, 2021 we had total other expense of $53,561, compared to total other income of $778,549 for the three months ended September 30, 2020. The decrease was due primarily to a loss from our India joint venture.

Net Income

We realized net income for the three months ended September 30, 2021 of $11,475,966, compared with net income for the three months ended September 30, 2020 of $15,731,532. The decrease in net income of $4,255,566 was primarily the result of an increase in operating expenses, offset by an increase of product revenues and resulting margins from those sales. Additionally, we recorded income tax expense of $2,100,594 for the three months ended September 30, 2021, compared to an income tax benefit of $2,914,781 for the three months ended September 30, 2020.

The Nine Months Ended September 30, 2021 Compared to the Nine Months ended September 30, 2020

Revenues

For the nine months ended September 30, 2021, we generated revenues of $77,484,262 compared to revenues of $47,407,555 for the nine months ended September 30, 2020. The increase in revenue of $30,076,707 was primarily due to sales of our LogixSmart COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the nine months ended September 30, 2021, $507,930 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test, compared to $3,239,471 of revenue from the sales of such equipment for the nine months ended September 30, 2020.

Cost of Revenues

We recorded cost of revenues of $9,088,175 for the nine months ended September 30, 2021, compared to $12,278,326 for the nine months ended September 30, 2020. This decrease is due to a reduction of product production costs, reduction in sales of third-party equipment, which have a higher cost of sales than tests, and the commission structure of certain sales of tests completed during the period. Of the total cost of sales during the nine months ended September 30, 2021, $384,602 was from equipment sold to our customers compared to $2,864,829 for equipment sold to customers for the nine months ended September 30, 2020.

Expenses

We incurred total operating expenses of $32,639,900 for the nine months ended September 30, 2021, compared to total operating expenses of $9,464,699 for the nine months ended September 30, 2020. The increase in operating expenses was due to the increase in business activities experienced as a result of our increase in revenue, increased third party sales commissions, reflected in sales and marketing, and increased investment in research and development.

General and administrative expenses increased $2,469,685, from $5,853,935 for the nine months ended September 30, 2020 to $8,323,620 for the nine months ended September 30, 2021. The primary drivers of the increased expenses related to increases in compensation including stock-based compensation, insurance expense, contributions to retirement plans and increased expenses for professional services. These increases were partially offset by a reduction of bad debt expense.

Our sales and marketing expenses for the nine months ended September 30, 2021 were $11,303,950, compared to $1,457,148 for the nine months ended September 30, 2020. The increase of $9,846,802 was primarily a result of increased third-party sales commissions, personnel related expenses, including commissions paid to our sales team, and increased stock-based compensation due to the growth in revenue.

Our research and development expenses increased by $10,707,413, from $2,072,160 for the nine months ended September 30, 2020 to $12,779,573 for the nine months ended September 30, 2021. The primary increase in expenses was research expenditures of greater than $8,800,000 for our point-of-care device in addition to increases in compensation and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in lab supplies expense to further help us in our research and product development activities.

Other Income (Expense)

For the nine months ended September 30, 2021 we had total other expense of $364,723, compared to total other income of $1,092,037 for the nine months ended September 30, 2020. The decrease in other income was due primarily due to recording a loss of $401,288 from our India joint venture compared to income of $1,016,297 from our joint venture in the same period in 2020.

Net Income

We realized net income for the nine months ended September 30, 2021 of $29,160,154, compared to net income for the nine months ended September 30, 2020 of $29,671,348. The decrease in net income of $511,194 was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales offset by increased operating expenses and income taxes. We recorded income tax expense of $6,231,310 for the nine months ended September 30, 2021, compared to an income tax benefit of $2,914,781 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $82,658,248 and marketable investment securities of $1,251,285 that could readily be converted into cash if needed. Additionally, our total current assets of September 30, 2021, were $102,287,152 compared to total current liabilities of $4,119,897.

Net cash provided by operating activities during the nine months ended September 30, 2021 was $36,202,945, compared to $8,207,340 for the nine months ended September 30, 2020. The increase in cash from operating activities was primarily due to our increased revenue.

We received $3,028,192 of cash from investing activities during the nine months ended September 30, 2021 from maturity of marketable investments and repayment of advances from our India joint venture as compared to use of cash of $7,070,183 during the nine months ended September 30, 2020.

Net cash provided by financing activities was $450,398 for the nine months ended September 30, 2021 realized from the exercise of options, compared to $19,200,067 for the same period in the prior year. The decrease is primarily due to net proceeds of $18,012,083 received from a series of three registered direct offerings in January and February 2020 pursuant to our shelf registration in addition to receiving $50,000 from the exercise of warrants and options for the nine months ended September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: November 11, 2021	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: November 11, 2021	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

