Form 10-K
period 2021-12-31
Co-Diagnostics, Inc.
filed 2022-03-24
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $229,000,000.

As of March 23, 2022, there were 33,965,318 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 and notes incorporated by reference therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company” and “Co-Diagnostics” means Co-Diagnostics, Inc., a Utah corporation and its consolidated subsidiaries (the “Company”), unless otherwise indicated.

ITEM 1: BUSINESS

Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We have also developed a unique, groundbreaking portable PCR device (the “CODX YourTest PCR™ Device”) that has been designed to bring affordable, reliable gold-standard polymerase chain reaction (“PCR”) to patients in point-of-care and even at-home settings.

Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, patented approach to PCR test design of primer and probe structure (“CoPrimers™”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA.

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own our platform, we believe we will be able to accomplish this faster and more economically, allowing for significant margins while still positioning the Company to be a low-cost provider of molecular diagnostics and screening services.

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

Our scientists use the complex mathematics of DNA/RNA test design to engineer and optimize DNA/RNA tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Brent Satterfield, our founder, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and patented molecular structure used in the testing process, which together represent a major advance in PCR testing systems. CODX technologies are now protected by more than 20 granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which may allow the sale of diagnostic PCR tests at a lower price than competitors, while enabling us to maintain profit margins.

We may either sell or lease the MDx Device to labs and diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary tests to those laboratories and testing facilities.

Our proprietary test design process involves identifying the optimal locations on the target genes for amplification and pair the locations with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, we use the data resulting from our tests to verify whether we succeeded in designing what we intended at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our laboratory or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user needs.

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the European Community and/or in India to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the zika virus. In the United States, CODX has obtained Emergency Use Authorization (“EUA”) for its Logix Smart™ COVID-19 detection test from the Food and Drug Administration, or FDA, and sells that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been approved for sale in countries such as the United Kingdom, Australia and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries.

In addition to testing for infectious disease, the technology lends itself to identifying any section of a DNA or RNA strand that describe any type of genetic trait, which creates a number of significant applications. We, in conjunction with our customers, are active in designing and licensing tests that identify genetic traits in plant and animal genomes. We also have three multiplexed tests developed to test mosquitos for the identification of diseases carried by the mosquitos to enable municipalities to concentrate their efforts in managing mosquito populations on the specific areas known to be breeding the mosquitos that carry deadly viruses.

On January 23, 2020, we announced the completion of the principal design work for a PCR test for the new coronavirus, later named COVID-19, intended to address the potential need for detection of the virus. This test features the Company’s patented CoPrimer technology, and was designed using our proprietary software system, following the guidelines published by the World Health Organization (WHO) and Centers for Disease Control (CDC).

On February 24, 2020, we announced that this test had obtained regulatory clearance to be sold as an IVD for the diagnosis of COVID-19 in markets that accept CE-marking as valid regulatory approval, and became available for purchase from the Company’s Utah-based ISO-13485:2016 certified facility—the first US-based company to obtain such a marking for a COVID-19 test.

We commenced sales of the COVID-19 tests in February and March of 2020 to international customers and to date have since sold over 30,000,000 of this and other COVID tests in numerous countries around the world through an expanding distributor network.

On April 6, 2020, we announced that we had received an Emergency Use Authorization from the FDA allowing us to commence sales of our Logix Smart™ COVID-19 test to laboratories certified by the Center for Medicare and Medicaid Services under the Clinical Laboratories Improvements Act (“CLIA”) to accept human samples for diagnostics testing throughout the United States and have sold our Logix Smart™ COVID-19 test to such CLIA labs since that time.

Because we believe that testing for COVID-19 is going to be a consideration for public health worldwide even after the current pandemic has subsided, we have initiated the Eikon platform to facilitate frequent testing in homes, schools, businesses, and the hospitality industry. We believe this may be accomplished through the development of a low-cost testing device, easy to use by non-professionals, that can provide PCR test results in around 30 minutes. The initial project built on this platform, an at-home and point-of-care COVID-19 PCR test, was ultimately facilitated by our development of a saliva or nasal swab-based PCR test that does not require the RNA/DNA extraction. While the final result is believed to be approximately equivalent to those processed by a high-complexity clinical laboratory, it has the advantages of increased speed and ease of handling thanks to lyophilization (or freeze-drying) of our testing reagents to allow for stability at room temperatures.

On February 15, 2021, we engaged the services of a group of professionals at Idaho Molecular, Inc and Advanced Conceptions, Inc (the “Entities,”) with the expertise to develop the hardware for such a device using our CoPrimers™ as the reagent chemistry. On December 22, 2021, we announced that we would be acquiring the Entities along with all existing and future assets and intellectual property related to the platform and device. It is expected that the device and test will be available to homes, schools, offices, and the travel industry among other locations at a cost that will allow screening frequently to prevent spread of the COVID-19 virus in the future. The device would also be available to test for other pathogens detectable through saliva or other samples as we develop those tests and offer them to the marketplace. All such tests will be subject to regulatory approval.

Infectious Disease Product Offering

Using our proprietary test design system and proprietary reagents, we and CoSara Diagnostics Pvt Ltd (“CoSara”), our joint venture for manufacturing in India, design and sell PCR diagnostic tests for detection of diseases and pathogens such as COVID-19, tuberculosis, hepatitis B and C, malaria, dengue, human papillomavirus, chikungunya, and Zika virus, all of which tests have been designed and verified in our laboratories. Our tuberculosis test and Zika test received a CE Mark in 2018, and a triplex test for Zika, dengue and chikungunya received a CE Mark in 2019, qualifying the tests to be sold throughout the European community and in most countries in central and South America. In December, 2019, CoSara received a license to manufacture and sell tuberculosis, hepatitis B, hepatitis C, human papillomavirus 16/18 and malaria tests in India from the Central Drugs Standard Control Organization (“CDSCO”). In February 2020, we received a CE Mark for our Logix Smart™ COVID-19 test followed by an Emergency Use Authorization by the FDA a few weeks later, and in April 2020, our COVID-19 test was approved for manufacture and sale in India by the CDSCO and in Mexico by the INDRE, Mexico’s equivalent to the United States Center for Disease Control. In August 2020, we received approval from the Australian Department of Health Therapeutic Goods Division to sell our COVID-19 test in Australia. Other regulatory approvals and registrations followed those listed here.

As explained above, our Logix Smart™ COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an IVD in countries that accept a CE Mark as approval for use of the test in a period of just over 30 days. This is a real-world example of how the CODX technology can be used in an evolving epidemic to get diagnostic tools in the hands of medical professionals without delay. It can be similarly used to design a test for mutated strains of the virus should they not be detectable using currently available tests.

Caribbean and Central and South America

Our initial sales were to entities located in South and Central America. In some of those countries, there are limited regulatory hurdles so we started offering our tests immediately. We have applied for and received registrations for our tests in many of those countries that require registration, and our distributors in those countries have provided us with in country assistance in completing such registrations.

We first offered our Zika test in this region because of the demand for such a test, followed by tests for tuberculosis, our triplex test for Zika, chikungunya, and dengue. Sales of those tests have not been material, but with the granting of a CE mark for our Logix Smart™ COVID-19, we began significant sales in this region. Products are manufactured for sale upon receipt of purchase orders from distributors, labs and hospitals.

India

In January 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed an Indian joint venture organized as CoSara Diagnostics, Pvt Ltd (“CoSara”). The agreement provided for the construction of a manufacturing plant and the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have received a license for the plant in Ranoli, India to manufacture approved tests and is being used for testing and manufacturing of our products for the Indian market.

As mentioned above, the CDSCO has given us the approval for manufacture and sale of the nine tests referred above and the Company has begun manufacture and sale of those tests. The Company has commenced a reagent rental program in India with thermocyclers purchased from third-party vendors and which we refer to as our MDx Device. Each of the reagent rental placements requires the purchase of a minimum number of tests per month. The placement of thermocyclers in India has facilitated the sale of the SaraGene COVID-19 tests in India. The World Health Organization (“WHO”) 2019 Global Tuberculosis Report indicates that India is the country with the highest number of cases of tuberculosis in the world. WHO tuberculosis statistics for India for 2018 give an estimated incidence figure of 2.69 million cases of tuberculosis for India out of a global incidence of approximately 10.0 million.

On March 19, 2020, we announced that CoSara received authorization to begin manufacture and sale of COVID-19 tests in India. Those tests in India are branded as SaraGene COVID-19 tests and are sold exclusively by CoSara. The Indian government places restrictions on the price that could be charged for COVID-19 tests which has limited the revenue in India more than we have experienced in other parts of the world. At the time of this report, CoSara has received CDSCO clearance for RT-PCR tests for Mycobacterium tuberculosis, malaria, hepatitis B, hepatitis C, human papillomavirus (HPV), two COVID-19 assays, chikungunya, dengue, a dengue/chikungunya duplex test, and an influenza A/influenza B/COVID-19 (“ABC”) multiplex test.

Europe

Molecular diagnostics, such as our tests, are governed in Europe by the framework for in vitro diagnostics (IVDs), which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for some IVDs allows for a self-certification procedure, placing heavy responsibility on manufacturers. Non self-certified products are subject to the same standards as self-certified products but are also subject to audit and review by a notified body prior to receiving approval to be CE-marked. A CE-marking is a manufacturer’s declaration that a product meets the requirements of the applicable European Commission directive. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, and ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may be CE-marked as an indication that the product is compliant with EU legislation and sold in the European Union. We have received CE Marks for six of our tests including for COVID-19, COVID-19 (2 gene test), ABC (a triplex test for Flu A, Flu B and COVID-19), a DS (Direct Saliva, extraction-free) COVID-19 test, tuberculosis, Zika, and our Zika, dengue, chikungunya triplex tests.

We are ISO 13485:2016 certified, relating to the design and manufacture of our medical device products. The ISO certification indicates that we meet the standards required to self-certify certain of our products and affix a CE-marking for sales of our products in countries accepting the CE marking (not in the United States) with only minimal further governmental approvals and registrations in most countries.

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

Under our EUA, we are actively selling our Logix Smart™ COVID-19 test to CLIA certified laboratories in the United States and the CLIA labs are able to use our test as it is or further validate our COVID-19 or other tests as Laboratory Developed Tests (LDTs), which refers to a diagnostic test that has been validated for use in the CLIA lab. LDTs may be used by the lab only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDTs and obtain licenses to offer them as diagnostic services. The FDA has publicly announced its intention to regulate certain LDTs in a phased-in approach, but draft guidance that was published a couple of years ago was withdrawn at the end of the Obama administration and replaced by an informal non-enforceable discussion paper reflecting some of the feedback that it received on LDT regulation. We are currently marketing our Logix Smart™ COVID-19 test to CLIA laboratories throughout the US.

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

The molecular diagnostics market is a fast-growing portion of the in vitro (test tube-based, controlled environment) diagnostics market. There are several advantages of PCR tests, such as the ones we market and sell, over other forms of diagnostic testing. These advantages include higher specificity and sensitivity, the ability to perform multiplex tests and the ability to test for drug resistance or for individual genes.

Mosquito Vector Control Services

In response to market demand, we introduced our first diagnostics tests to be used exclusively to test for mosquito borne pathogens in June 2019. Municipalities in the US and many other countries in the world are concerned about the diseases carried by mosquitos and which infect the human population. To prevent outbreaks of potentially harmful viruses, such as Zika or West Nile, from infecting the public the municipalities conduct mitigation operations to eliminate the mosquito populations carrying the diseases. Because it is too expensive and potentially harmful to the environment to spray all mosquito breeding areas, the solution is to identify which particular area has mosquitos that are carrying the harmful viruses. To know where the host mosquitos with the harmful viruses are located, traps are set, mosquitos collected and then tested to find the areas that most needed spraying. There are over 3,000 mosquito abatement districts throughout the United States and almost all of them conduct testing to help make the spraying more effective.

Our first vector related test was a triplex test that tests for West Nile, western equine and St. Louis encephalitis. We began shipping the tests in June 2019. We added a second test that tests mosquitos for Zika, chikungunya and dengue in a triplex test. Finally, in November 2019, we completed a test for West Nile, eastern equine and St. Louis encephalitis, specifically for use in the eastern United States. As a result, mosquito abatement districts can test for three target viruses in one test as compared to performing three different tests using other market available tests, which saves our customers money. Additionally, the districts are more effective because they can get test results in a matter of hours using our product instead of weeks when they might otherwise have to wait for a central lab to process the mosquito tests.

We have sold our Vector Smart test products and/or related lab equipment to testing districts in different sections of the country and are marketing our products through trade shows, electronic and regular mail solicitations.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits and low-cost MDx-device.

●	Flexibility: CODX’s tests have been designed to run on many vendors’ DNA/RNA diagnostic testing machines. These tests are particularly well suited to the new generation of “lab-on-a-chip” and “point-of-care” (“LOC and POC”), highly portable analysis machinery for field, clinical and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE Mark for our Logix Smart™ coronavirus disease (COVID-19) test being approximately 30 days.

●	Accuracy: We believe our technology allows us to build tests that are highly sensitive and specific, the two benchmarks for accuracy in PCR testing.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient-specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable DNA-based diagnostics, especially in at-home and POC settings, which we plan to offer.

●	Low-cost Provider: Our platform technology obviates the need to pay patent royalties typically required of our competitors, which use patented test platforms to design their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, we anticipate that we can identify the best target markets, not only in high burden developing countries but also in developed nations.

●	Growth Industry Category: We believe that DNA/RNA testing is the fastest-growing segment of in-vitro diagnostic testing.

●	Combination Product Offering: Our sensitive tests can be a well-designed match for a new generation of handheld and other small POC devices now entering the market, including our own MDx and YourTest PCR™ devices. Used together, these affordable tests and devices may revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multiplexing: Our existing multiplexed tests demonstrate that our CoPrimer-designed tests are able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that often occur in multiplexed tests.

Liquid Biopsy for Cancer Screening

The enhanced specificity of our technology opens up some unique applications for liquid biopsy, demonstrating its ability to detect small quantities of mutations associated with cancer within an environment of large amounts of normal DNA, as we position the Company to take part in this historic and challenging development in human health care.

Agricultural Applications

SNP detection is also used in the agricultural industry to identify variations in crop genomes to achieve improved seed viability and other desired characteristics, including drought resistance, disease resistance, pest resistance and higher yield.

In mid-2017, the Company was first approached by a large agribusiness to evaluate our ability to multiplex certain target genomes. The results of the development project have successfully demonstrated our ability to not only multiplex the target genomes, but targeted SNP’s as well. The project was undertaken in conjunction with the manufacturer of our CoPrimer tests. The results of the project encouraged the parent of our manufacturer to seek a world-wide licensing arrangement for our CoPrimers™ in the agricultural industry, which was completed in October 2018. Pursuant to the exclusive license for the agronomics industry, the licensee pays us a royalty for all CoPrimers™ sold to the licensee’s customers. In January 2019, the licensee formally introduced the product at a large agricultural conference and has branded the product under the name “BHQ CoPrimers™”.

Additional Licensing and Assay Development

In addition, the unique properties of our CoPrimer technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next generation sequencing. Our licensee for our agricultural testing requested an expansion of our license agreement to include test design services for their customers and potential customers, both in the infectious disease arena as well as for agricultural customers. The license was amended in July 2019 and we expect to derive a license fee from our licensee for its design services. If any of its customers desire to commercialize the tests designed, they will need to seek a commercial license directly from us. Because of these unique characteristics of CoPrimers™, research companies and institutions have requested that we design diagnostics to locate and identify uncommon gene sequences and SNPs and create tests for the target sequences in a multiplexed reaction. This application of our technology is in its beginning stages, but we believe that the results from our initial research indicate a significant step forward in defining the capabilities of our technology, which we believe can be translated to revenue producing licensing arrangements.

Intellectual Property

Because much of our future success and value depends on our proprietary technology, our patent and intellectual property strategy is of critical importance. Five of our initial U.S. patents related to our technology have been granted by the U.S. Patent and Trademark Office (PTO), including the patent for our CoPrimer technology, which we consider our most important patent. One of our patents has been issued in Great Britain but still pending in the United States, and another has been granted in South Korea. As of March 2022, we have an issued patent in Great Britain and India on “Rapid Oligo Probes.” We also have an issued patent in the U.S. on “Primers for Nucleic Acid Extension or Amplification Reactions.” We have another issued patent in the U.S. on “Detection of Primers for Nucleic Acid Extension or Amplification Reactions.” We have 3 patents issued in the US, as well as patents issued in Australia, Korea, and Mexico on “Cooperative Primers, Probes, and Applications Thereof.” We have applications pending in Australia, Canada, Europe, and the U.S. for “Methods and Compositions for Next Generation Sequencing (NGS) Library Preparation.” We have applications pending in the U.S. and internationally as a PCT application for “Allele-Specific Design of Cooperative Primers for Improved Nucleic Acid Variant Genotyping.” Lastly, we have a provisional application on file in the U.S. for “Methods and Compositions Related to Cooperative Primers and Reverse Transcription.

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

Major Customers

We had certain customers which were each responsible for generating 10% or more of our total revenue for the year ended December 31, 2021. Two customers together accounted for approximately 48% of total revenue for the year ended December 31, 2021. These customers may not account for the same percentage of sales in future periods. If we were to sell nothing to those customers in the future, it would have a material adverse effect on our financial condition unless we were able to replace those customers with others.

Competition

The molecular diagnostics industry is extremely competitive. There are many firms that provide some or all of the products we provide and provide many diagnostic tests that we have yet to develop. Many of these competitors are larger than us and have significantly greater financial resources. Because are more recently established, many of our competitors have a competitive advantage in the diagnostic testing industry because they also have other lines of business in the pharmaceutical industry from which they derive revenues and for which they are well known and respected in the medical profession. We will need to overcome the disadvantage of being perceived as a start up with no significant respect from the medical and testing professionals, although this is changing as we continue to market our Logix Smart™ COVID-19 tests and other tests in the United States to well-known and successful laboratories. In the diagnostic testing industry, we compete with such companies as BioMerieux, Siemens, Qiagen, Cue Health, Lumira Dx and Cepheid and with such pharmaceutical companies as Abbott Laboratories, Becton Dickinson and Johnson and Johnson.

Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

Competition is, and will likely continue to be, particularly intense in the market for COVID-19 diagnostic tests. Numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our Logix Smart™ COVID-19 tests. Many of those competitors are significantly larger, and have substantially greater financial, engineering and other resources, than our company. Existing and potential competitors in the market for COVID-19 diagnostic tests include developers of serological, antigen and molecular tests. We also compete with companies from Asia in certain markets who are willing to sell their tests for much less than we sell our tests, which creates competitive price pressure on us.

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

Government Regulation

In the United States, we are regulated by the FDA and our products must be approved, cleared, or authorized by the FDA before we are allowed to sell our tests in the United States as in vitro diagnostics. The FDA granted us an EUA to manufacture and sell our Logix Smart™ COVID-19 test to CLIA labs in the United States. Being ISO certified greatly facilitates our applications for CE-Marking, which allows us to sell any CE Marked test in most countries in Europe, South America and Asia, depending on the country and following that country’s registration process. We currently have CE Markings issued for our Logix Smart™ COVID-19 test, tuberculosis test, our Zika virus test, a triplex test that tests for Zika, dengue, and chikungunya simultaneously, a triplex “ABC” test that identifies and distinguishes between Flu A, Flu B and Covid-19, our SARS-CoV-2 2-gene multiplex test, and our DS (Direct Saliva, extraction-free) COVID-19 test. In addition, our Logix Smart™ COVID-19 has received the license to manufacture and sell in India from India’s CDSCO and the National Epidemiology Institute in Mexico evaluated our Logix Smart™ COVID-19 and ABC tests and approved them for sale in Mexico. We have also received approval to sell in Australia. We are in the process of registering for sale our Logix Smart™ COVID-19 and other tests in a number of major countries around the world.

Employees

As of December 31, 2021, we had 101 full-time and part-time employees at our executive offices and lab facilities in Salt Lake City, Utah. We have engaged independent contractors in India to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

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

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. Accordingly, the information contained herein may be different than the information received from other public companies.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We have a limited commercial history upon which to base our prospects and are not certain that we will sustain profitability in the future.

We began operations in April 2013, and we have a limited operating history. We were profitable for the years ended December 31, 2021 and 2020, respectively. Our accumulated retained earnings were $54.2 million and $17.5 million as of December 31, 2021 and 2020, respectively. We realized net income for the first time for the three months ended June 30, 2020. We were able to achieve net income during the prior two fiscal years because we were able to develop, market and profitably sell our LogixSmart COVID-19 and other COVID-19 tests, but we do not have any way to predict how long our market for that test will continue. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will continue to prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

Our near-term success has been dependent on the market for our COVID-19 tests and future success is dependent on continued demand for COVID-19 diagnostics and upon our ability to develop and market other commercially accepted diagnostic tests.

Our future success will depend, in part, on the continued market for COVID-19 tests, our ability to develop and sell sufficient quantities of other diagnostics tests, and our ability to successfully receive regulatory approval for and profitably market our “YourTest PCR™ Device.” Attracting new customers and distribution networks requires substantial time and expense. Any failure to continue sales of our tests in sufficient quantities to maintain profitability would adversely affect our operating results. Many factors could affect the market acceptance and commercial success of any of our diagnostic tests and devices, including:

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

Should we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with the NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ Capital Market’s minimum bid price requirement or prevent future non-compliance with the NASDAQ Capital Market’s listing requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at 2401 S. Foothill Drive, Salt Lake City, Utah. Our current facility has approximately 14,000 square feet of laboratory and office space under a lease that expires in February 2024. Our recently acquired subsidiaries also lease additional laboratory and office space under month-to-month leases. We believe the facility we lease is sufficient to meet our needs for the immediate future.

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

Calendar Quarter Ended:	High	Low
March 31, 2021	$20.69	$7.86
June 30, 2021	$9.91	$7.01
September 30, 2021	$11.82	$7.35
December 31, 2021	$10.90	$7.90

Calendar Quarter Ended:	High	Low
March 31, 2020	$21.75	$0.88
June 30, 2020	$29.72	$6.81
September 30, 2020	$30.99	$8.07
December 31, 2020	$16.96	$9.01

Holders

As of March 22, 2022, the last reported sales price reported on NASDAQ for our common stock was $6.47 per share. As of March 22, 2022, we had approximately 154 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

Dividends

We have never declared or paid any cash dividends on our capital stock. The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate. We do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We issued the unregistered securities below. For the issuances of unregistered securities, we relied on the exemption from registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

●	During the year ended December 31, 2021, we issued an aggregate of 5,548 shares of our common stock for services rendered pursuant to consulting agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying audited financial statements, and notes thereto, included elsewhere in this report. In addition to historical information, this Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We have also developed a unique, groundbreaking portable PCR device (the “YourTest PCR™ Device”) that has been designed to bring affordable, reliable gold-standard polymerase chain reaction to patients in point-of-care and even at-home settings.

Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, patented approach to PCR test design of primer and probe structure (“CoPrimers™”) that eliminates one of the key vexing issues of PCR amplification, the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA.

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own our platform, we believe we will be able to accomplish this faster and more economically, allowing for significant margins while still positioning the Company to be a low-cost provider of molecular diagnostics and screening services.

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

Our scientists use the complex mathematics of DNA/RNA test design to engineer and optimize DNA/RNA tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Brent Satterfield, our founder, developed the Company’s intellectual property consisting of the predictive mathematical algorithms and patented molecular structure used in the testing process, which together represent a major advance in PCR testing systems. CODX technologies are now protected by more than 20 granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which may allow the sale of diagnostic PCR tests at a lower price than competitors, while enabling us to maintain profit margins.

We may either sell or lease the MDx Device to labs and diagnostic centers, through sale or lease agreements, and sell the reagents that comprise our proprietary tests to those laboratories and testing facilities.

Our proprietary test design process involves identifying the optimal locations on the target genes for amplification and pair the locations with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, we use the data resulting from our tests to verify whether we succeeded in designing what we intended at the outset. Verification is a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our laboratory or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user needs.

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the European Community and/or in India to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the zika virus. In the United States, CODX has obtained Emergency Use Authorization (“EUA”) for its Logix Smart™ COVID-19 detection test from the Food and Drug Administration, or FDA, and sells that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been approved for sale in countries such as the United Kingdom, Australia and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries.

In addition to testing for infectious disease, the technology lends itself to identifying any section of a DNA or RNA strand that describe any type of genetic trait, which creates a number of significant applications. We, in conjunction with our customers, are active in designing and licensing tests that identify genetic traits in plant and animal genomes. We also have three multiplexed tests developed to test mosquitos for the identification of diseases carried by the mosquitos to enable municipalities to concentrate their efforts in managing mosquito populations on the specific areas known to be breeding the mosquitos that carry deadly viruses.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2021 and 2020

The table below provides a comparison of our operating results for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

	Years Ended December 31,		Year Change
	2021	2020	Change	%
Revenue	$97,885,603	$74,552,758	$23,332,845	31%
Cost of revenue	11,574,944	16,591,346	(5,016,402)	-30%
Gross profit	86,310,659	57,961,412	28,349,247	49%
Operating expenses
Sales and marketing	13,397,813	4,665,113	8,732,700	187%
General and administrative	11,550,615	8,278,734	3,271,881	40%
Research and development	14,961,916	3,185,290	11,776,626	370%
Depreciation and amortization	335,363	138,635	196,728	142%
Total operating expenses	40,245,707	16,267,772	23,977,935	147%
Income from operations	46,064,952	41,693,640	4,371,312	10%
Other income (expense)
Interest income	45,631	97,215	(51,584)	-53%
Loss on disposition of assets	(44,355)	(175)	(44,180)	25246%
Gain (loss) on equity method investment in joint venture	(430,433)	778,385	(1,208,818)	-155%
Total other income (expense)	(429,157)	875,425	(1,304,582)	-149%
Income before income taxes	45,635,795	42,569,065	3,066,730	7%
Income tax provision	8,977,231	90,536	8,886,695	9816%
Net income	$36,658,564	$42,478,529	$(5,819,965)	-14%

Revenues

For the year ended December 31, 2021, we generated $97.9 million of revenue compared to revenue of $74.5 million in the year ended December 31, 2020. The increase in revenue of $23.3 million was primarily due to sales of our LogixSmart COVID-19 test throughout the world, which was developed in response to the current COVID-19 pandemic. Of the total revenue in 2021 and 2020, respectively, $0.5 million and $3.7 million was from the sale of third party manufactured equipment and supplies that we sourced and sold to customers to facilitate usage of our test.

Cost of Revenues and Gross Profit

Cost of revenues decreased by $5.0 million from $16.6 million for the year ended December 31, 2020 to $11.6 million for the year ended December 31, 2021. The decrease in cost of revenues was due to a reduction of production costs and the reduction in sales of third-party equipment, which have a higher cost of sales than tests, and the commission structure of certain sales of tests sold during the year. Our gross margin was 88.2% for the year ended December 31, 2021 compared to 77.7% for the year ended December 31, 2020. The increase in gross margin was due to the reduction of production costs, as well as the mix of products we sold, with the majority of our 2021 revenue came from sales of our test reagents, which has a higher profit margin than sales of equipment.

Operating Expenses

We incurred total operating expenses of $40.2 million for the year ended December 31, 2021 compared to total operating expenses of $16.3 million for the year ended December 31, 2020. The increase in operating expenses was primarily due to the increase in business activities experienced as a result of our increase in revenue, increased third party sales commissions, reflected in sales and marketing, and increased investment in research and development.

Sales and marketing expenses for the year ended December 31, 2021 were $13.4 million compared to $4.7 million for the year ended December 31, 2020. The increase of $8.7 million was primarily a result of increased expenses related to stock-based compensation, and personnel related expenses, including commissions paid to our sales team and distributors, due to the growth in revenue noted above.

General and administrative expenses increased $3.3 million from $8.3 million for the year ended December 31, 2020 to $11.6 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to increased activity to support the growth of our business. The primary drivers of the increased expenses related to increases in stock-based compensation, employee related expenses and increased expenses for professional services.

Our research and development expenses increased by $11.8 million from $3.2 million for the year ended December 31, 2020, to $15.0 million for the year ended December 31, 2021. The primary increase in expenses related to expenditures of over $9.2 million for our point-of-care device, as well as increases in salaries and related benefits, including stock-based compensation, as we have added additional employees to our research and development team to increase our product development activities. Additionally, there has been an increase in professional and lab services utilized to further help us in our research and product development activities.

Other Income (Expense)

Other expense was $0.4 million for the year ended December 31, 2021, compared to other income of $0.9 million for the year ended December 31, 2020. The decrease in other income of $1.3 million was primarily related to recording a loss of $0.4 million in 2021 from our India joint venture. For the year ended December 31, 2020 we recorded a gain of $0.8 million from our India joint venture.

Net Income

We realized net income for the year ended December 31, 2021 of $36.7 million compared to net income of $42.5 million for the year ended December 31, 2020. The decrease in net income of $5.8 million was primarily the result of sales of our LogixSmart COVID-19 test and resulting margins from those sales offset by increased operating expenses as discussed above. Additionally, we recorded income tax expense of $9.0 million during the year ended December 31, 2021, compared to $0.1 million for the year ended December 31, 2020. During 2020, we released our deferred tax asset valuation allowance and recorded a deferred tax asset since we utilized our net operating losses from prior years during the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2021, we had cash and cash equivalents of $88.6 million and marketable investment securities of $1.3 million that could readily be converted into cash if needed. Additionally, our total current assets at December 31, 2021, were $115.1 million compared to total current liabilities of $12.6 million.

Net cash provided by operating activities during the year ended December 31, 2021 was $41.1 million, compared to $28.2 million for the year ended December 31, 2020. The increase in cash from operating activities was primarily due to our increased revenue and decrease in inventory, offset by increases in accounts receivable.

We received $4.1 million of cash from investing activities during the year ended December 31, 2021 as compared to $5.8 million of cash used in investing activities during the year ended December 31, 2020. The increase in cash provided by investing activities is primarily due to net cash acquired from business acquisitions and proceeds received from maturities of marketable investment securities.

Net cash provided by financing activities was $0.5 million for the year ended December 31, 2021, compared to $19.7 million for the year ended December 31, 2020. The decrease is primarily due to net proceeds of $18.0 million received from a series of three registered direct offerings in 2020 pursuant to our shelf registration in addition to receiving $1.7 million from the exercise of warrants and options for the year ended December 31, 2020.

Since commencing sales of our Logix Smart™ COVID-19 test in March 2020, we have used our cash generated from those sales to fund the purchase of inventories and the development of our point-of-care device, and to pay our operating expenses. We have increased our work force most significantly in research and development in order to continue development of a new device and additional tests that will enable continued use of our distributor network to sell additional products throughout the world.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Co-Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Co-Diagnostics, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

March 24, 2022

We have served as the Company’s auditor since 2016.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$88,607,234	$42,976,713
Marketable investment securities	1,255,266	4,335,446
Accounts receivable, net	20,839,182	12,136,833
Inventory	2,004,169	7,995,189
Prepaid expenses	2,338,444	369,028
Note receivable	75,000	-
Total current assets	115,119,295	67,813,209
Property and equipment, net	1,933,216	949,639
Goodwill	14,706,818	-
Intangible assets, net	27,195,000	-
Investment in joint venture	1,004,953	1,927,125
Deferred tax asset	-	547,224
Note receivable	75,000	-
Total assets	$160,034,282	$71,237,197
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$607,506	$598,318
Accrued expenses, current	3,859,652	2,849,503
Accrued expenses (related party), current	-	120,000
Contingent consideration liabilities, current	5,767,304	-
Income taxes payable	2,213,088	189,729
Deferred revenue	150,000	305,307
Total current liabilities	12,597,550	4,062,857
Long-term liabilities
Income taxes payable	1,067,853	447,831
Deferred tax liability	7,228,444	-
Contingent consideration liabilities	4,665,337	-
Accrued expenses (related party), noncurrent	-	30,000
Total long-term liabilities	12,961,634	477,831
Total liabilities	25,559,184	4,540,688
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,819,862 and 28,558,033 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	33,820	28,558
Additional paid-in capital	80,271,999	49,157,236
Accumulated earnings	54,169,279	17,510,715
Total stockholders’ equity	134,475,098	66,696,509
Total liabilities and stockholders’ equity	$160,034,282	$71,237,197

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue	$97,885,603	$74,552,758
Cost of revenue	11,574,944	16,591,346
Gross profit	86,310,659	57,961,412
Operating expenses
Sales and marketing	13,397,813	4,665,113
General and administrative	11,550,615	8,278,734
Research and development	14,961,916	3,185,290
Depreciation and amortization	335,363	138,635
Total operating expenses	40,245,707	16,267,772
Income from operations	46,064,952	41,693,640
Other income (expense)
Interest income	45,631	97,215
Loss on disposition of assets	(44,355)	(175)
Gain (loss) on equity method investment in joint venture	(430,433)	778,385
Total other income (expense)	(429,157)	875,425
Income before income taxes	45,635,795	42,569,065
Income tax provision	8,977,231	90,536
Net income	$36,658,564	$42,478,529
Earnings per common share:
Basic	$1.27	$1.59
Diluted	$1.23	$1.52
Weighted average shares outstanding:
Basic	28,874,555	26,720,133
Diluted	29,903,686	28,000,341

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2019	25,600	$26	17,342,922	$17,343	$26,687,701	$(24,967,814)	$1,737,256
Public offering, net of offering costs of $1,457,922	-	-	7,242,954	7,243	18,004,840	-	18,012,083
Common stock issued for warrant exercises	-	-	856,660	857	269,143	-	270,000
Common stock issued for option exercises	-	-	871,229	871	1,459,729	-	1,460,600
Stock-based compensation expense	-	-	110,935	111	2,737,930	-	2,738,041
Conversion of preferred stock to common	(25,600)	(26)	2,133,333	2,133	(2,107)	-	-
Net income	-	-	-	-	-	42,478,529	42,478,529
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$49,157,236	$17,510,715	$66,696,509
Common stock issued for option exercises	-	-	189,225	189	450,209	-	450,398
Stock-based compensation expense	-	-	444,050	444	5,508,960	-	5,509,404
Common stock issued for acquisitions	-	-	4,628,554	4,629	25,155,594	-	25,160,223
Net income	-	-	-	-	-	36,658,564	36,658,564
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$80,271,999	$54,169,279	$134,475,098

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$36,658,564	$42,478,529
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	335,363	138,635
Stock-based compensation expense	5,509,404	2,738,041
Loss (gain) from equity method investment	430,433	(778,385)
Loss on disposition of assets	44,355	175
Deferred income taxes	930,081	(547,224)
Bad debt expense	69,672	954,804
Changes in assets and liabilities:
Accounts receivable	(8,740,851)	(12,960,255)
Prepaid expenses	(2,049,095)	(6,462)
Inventory	5,705,361	(7,915,241)
Deferred revenue	(155,307)	303,984
Income taxes payable	2,643,381	-
Accounts payable and accrued expenses	(299,937)	3,758,634
Net cash provided by operating activities	41,081,424	28,165,235
Cash flows from investing activities
Purchases of property and equipment	(669,463)	(774,397)
Purchases of marketable investment securities	-	(9,310,000)
Proceeds from maturities of marketable investment securities	3,080,180	4,974,554
Investment in joint venture	491,739	(714,500)
Business combinations, net of cash acquired	1,196,243	-
Net cash provided by (used in) investing activities	4,098,699	(5,824,343)
Cash flows from financing activities
Proceeds from sale of common stock	-	19,470,005
Proceeds from exercise of options and warrants	450,398	1,730,599
Payment of offering costs	-	(1,457,921)
Net cash provided by financing activities	450,398	19,742,683
Net increase in cash and cash equivalents	45,630,521	42,083,575
Cash and cash equivalents at beginning of period	42,976,713	893,138
Cash and cash equivalents at end of period	$88,607,234	$42,976,713
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$5,403,769	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$285,659	$117,220
Fair value of common stock issued as consideration for business acquisitions	$25,160,223	$-
Fair value of contingent common stock and warrants issued as consideration for business acquisitions	$10,432,641	$-

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), is developing robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. The Company develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA). In connection with the sale of these tests, the Company may sell diagnostic equipment and supplies from other manufacturers.

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

Basis of Presentation

The accompanying audited consolidated financial statements of Co-Diagnostics, Inc. and its wholly owned subsidiaries have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of December 31, 2021 and December 31, 2020. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in certificates of deposit. The Company determines the appropriate classification of its marketable investment securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable investment securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable investment securities, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets. Any unrealized gains or losses are immaterial.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At December 31, 2021 total accounts receivable was $21,508,779 with an allowance for uncollectable accounts of $669,597 resulting in a net amount of $20,839,182. At December 31, 2020 total accounts receivable was $12,928,633 with an allowance for uncollectable accounts of $791,800 resulting in a net amount of $12,136,833.

Equity-Method Investments

Our equity method investments are initially recorded at cost and are included in other long-term assets in the accompanying consolidated balance sheet. We adjust the carrying value of our investment based on our share of the earnings or losses in the periods which they are reported by the investee until the carrying amount is zero. The earnings or losses are included in other income (expense) in the accompanying consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At December 31, 2021, the Company had $2,004,169 in inventory, of which $983,088 was finished goods and $1,021,081 was raw materials. At December 31, 2020, the Company had $7,995,189 in inventory, of which $598,881 was finished goods and $7,396,308 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Business Combinations

We estimate the fair value of assets acquired and liabilities assumed in a business combination. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates.

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

Research and Development

Research and development costs are expensed when incurred. The Company expensed $14,961,916 and $3,185,290 of research and development costs for the years ended December 31, 2021 and 2020, respectively.

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

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the years ended December 31, 2021 and 2020. Two customers together accounted for approximately 48% and 38% of total revenue for the years ended December 31, 2021 and 2020, respectively.

Two customers each accounted for more than 10% of accounts receivable at December 31, 2021 and 2020. These two customers together accounted for approximately 66% and 48% of accounts receivable at December 31, 2021 and 2020, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us. The Company will use the modified retrospective transition method with the option to recognize a cumulative-effect adjustment at the date of adoption. The Company’s balance sheet will be impacted as it records right-of-use assets and lease liabilities on its consolidated balance sheets, but the Company does not expect the adoption of this standard will have a material impact on its consolidated statements of operations and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company’s accounts receivable. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the first early reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Note 3 – Business Combinations

On December 31, 2021, the Company completed its acquisition of Advanced Conceptions, Inc. (“ACI”) and Idaho Molecular Inc. (“IdMo”), which were related entities developing, with the Company, an at-home/point-of-care medical diagnostic device. Upon the completion of the acquisition, all outstanding ACI and Idaho Molecular common stock was exchanged for approximately 3.2 million shares of the Company’s common stock and contingent consideration that includes up to approximately 1.4 million shares and approximately 456,000 warrants to purchase shares of the Company’s common stock. The contingent consideration is based on the achievement of certain milestones, which include regulatory approval for identified products, as well as production and net revenue targets. The purchase consideration also includes a payable to a shareholder of ACI of $100,000. In connection with the acquisition, the Company incurred transaction costs of approximately $151,000, which is included in general and administrative expenses. Upon the completion of the acquisition, both ACI and IdMo became 100% wholly-owned subsidiaries of the Company.

The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary area that remains preliminary relates to the evaluation of certain tax-related items and potential minor adjustments to the purchase consideration. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below:

Fair value of common shares issued	$25,160,223
Payable to shareholder	100,000
Fair value of contingent shares	8,684,669
Fair value of contingent warrants	1,747,972
Total fair value of consideration transferred	$35,692,864

Identifiable assets acquired and liabilities assumed
Cash	$1,196,243
Accounts receivable	31,170
Prepaid expenses and other current assets	70,321
Property and equipment	408,173
Technology - In-process research and development	26,101,000
Non-competition agreements	1,094,000
Accounts payable and accrued other expenses	(1,069,274)
Deferred tax liability	(6,845,587)
Total identifiable net assets	20,986,046
Goodwill	14,706,818
Total	$35,692,864

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to assembled workforce and expected growth from future technologies, sales to future customers and buyer specific synergies. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. As a result of the structure of the transaction, the balance of goodwill is not amortizable for tax purposes.

The in-process research and development is considered an indefinite-lived intangible until the completion or abandonment of the research and development activities. The non-competition agreements are being amortized over a range of 1.5 to 3 years.

As the acquisition was completed on December 31, 2021, the acquired entities did not contribute to the net revenues or to the net income of the Company during the year ended December 31, 2021. Pro forma revenue and results of operations have not been presented because the historical results of ACI and IdMo are not material to the Company’s consolidated financial statements in any period presented.

Note 4 – Fair Value Measurements

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following three levels of inputs are used to measure the fair value of financial assets and liabilities:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities (certificates of deposit)	$-	$1,255,266	$-	$1,255,266
Total assets measured at fair value	$-	$1,255,266	$-	$1,255,266
Liabilities:
Contingent consideration - common stock	$-	$-	$8,684,669	$8,684,669
Contingent consideration - warrants	-	-	1,747,972	1,747,972
Total liabilities measured at fair value	$-	$-	$10,432,641	$10,432,641

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities (certificates of deposit)	$-	$4,335,446	$-	$4,335,446
Total assets measured at fair value	$-	$4,335,446	$-	$4,335,446

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit.

In connection with the acquisitions of Idaho Molecular, Inc and Advanced Conceptions, Inc. on December 31, 2021, the Company recorded a liability for contingent consideration in the form of shares of common stock and warrants to purchase common stock. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculation are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2020	$-
Contingent considered issued for business acquisitions	10,432,641
Fair value as of December 31, 2021	$10,432,641

The fair value of the contingent consideration is based on the fair value of the contingent consideration-common stock and contingent consideration-warrants. The fair value of the contingent consideration-common stock is equal to the probability-adjusted value of the Company’s common stock as of December 31, 2021. The fair value of the contingent consideration-warrants is equal to the probability adjusted value of a call option with terms consistent with the terms of the warrants as of December 31, 2021. Prior to the probability adjustments, the warrants were valued based on the following inputs:

December 31, 2021
Stock price	$8.93
Strike price	$9.13
Volatility	80.00%
Risk-free rate	1.30%
Expected term	5.0

In order to calculate the probability-adjusted value of the contingent consideration-common stock and contingent consideration-warrants, the Company estimated the probability of achieving certain milestones, which include regulatory approval for identified products, as well as production and net revenue targets. The probability of achieving the milestone related to net revenues was estimated using a Monte Carlo simulation valuation model. The unobservable significant inputs to the valuation model were as follows:

December 31, 2021
Stock price	$8.93
Risk-free rate	1.30%
Expected term	5.0
Weighted-average cost of capital	27.00%
Revenue discount rate	9.50%
Equity volatility	80.00%
Asset volatility	80.00%
Revenue volatility	30.00%

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	Estimated Useful Lives in	December 31,
	years	2021	2020
Lab equipment	3 - 5	$2,476,813	$1,212,561
Leasehold improvements	3	3,157	3,157
Office equipment, furniture and other	2 - 5	75,401	38,344
Less accumulated depreciation and amortization		(622,155)	(304,423)
Fixed assets, net		$1,933,216	$949,639

Note 6 - Goodwill and Intangible Assets

Intangible assets, net consisted of the following:

	Estimated Useful Lives in	December 31,
	years	2021	2020
In-process research and development	Indefinite	$26,101,000	$-
Non-competition agreements	1.5 - 3	1,094,000	-
Less accumulated amortization		-	-
Intangible assets, net		$27,195,000	$-

The expected future annual amortization expense of the Company’s intangible assets held as of December 31, 2021 is as follows:

Year Ending December 31,	Amortization Expense
2022	$426,660
2023	364,668
2024	302,672
Total	$1,094,000

The Company had goodwill of $14.7 million as of December 31, 2021.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020
Payroll liabilities	$2,455,694	$1,627,957
Distributor commissions	509,500	1,070,000
Sales tax payable	-	52,526
Other accrued liabilities	894,458	99,020
Total accrued expenses	$3,859,652	$2,849,503

Note 8 – Revenue

The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2021	2020
United States	$52,185,812	$44,862,751
Rest of World	45,699,791	29,690,007
Total	$97,885,603	$74,552,758
Percentage of revenue by area:
United States	53%	60%
Rest of World	47%	40%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the years ended December 31, 2021 and 2020 were as follows:

Balance as of December 31, 2019	$1,323
Revenue recognized included in deferred revenue balance at the beginning of the period	(1,323)
Increase due to prepayments from customers	305,307
Balance as of December 31, 2020	305,307
Revenue recognized included in deferred revenue balance at the beginning of the period	(256,110)
Increase due to prepayments from customers	79,213
Increase due to note receivable	150,000
Decrease due to refunds to customers and application to open balances	(128,410)
Balance as of December 31, 2021	$150,000

The Company expects to perform its performance obligation and recognize the deferred revenue as revenue during the year ended December 31, 2022.

Note 9 – Stockholders’ Equity

Common Stock

During the year ended December 31, 2021, the Company issued 189,225 shares of common stock upon the exercise of options and received $450,398 in proceeds from the exercises.

During the year ended December 31, 2021, the Company issued 5,548 shares of common stock for services provided by third parties primarily related to investor relations services.

During the year ended December 31, 2021, the Company issued 438,502 shares of common stock upon the vest and release of restricted stock units.

During the year ended December 31, 2021, the Company issued 4,628,554 shares of common stock related to the acquisitions of Idaho Molecular, Inc. and Advanced Conceptions, Inc., 1,390,430 of which are subject to forfeiture in favor of the Company if certain milestones are not achieved on or before January 1, 2027.

During the year ended December 31, 2020, the Company completed the sale of 3,448,278 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.45 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares were $5,000,003 and the Company received net proceeds of $4,517,102 after deducting offering costs of $482,901.

During the year ended December 31, 2020, the Company completed the sale of 3,324,676 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.08 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares were $10,240,002 and the Company received net proceeds of $9,612,561 after deducting offering costs of $627,441.

During the year ended December 31, 2020, the Company completed the sale of 470,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $9.00 per share in a registered direct offering. The aggregate gross proceeds for the sale of the shares were $4,230,000 and the Company received net proceeds of $3,882,420 after deducting offering costs of $347,580.

During the year ended December 31, 2020, the Company issued an aggregate of 2,133,333 shares of common stock upon conversion of all of the Company’s convertible preferred stock outstanding as of December 31, 2019.

During the year ended December 31, 2020, the Company issued 856,660 shares of common stock upon the exercise of warrants and received $270,000.

During the year ended December 31, 2020, the Company issued 871,229 shares of common stock upon the exercise of options and received $1,460,600.

During the year ended December 31, 2020, the Company issued 83,935 shares of common stock for services provided by third parties primarily related to investor relations services.

Note 10 – Earnings per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Numerator
Net income, as reported	$36,658,564	$42,478,529

Denominator
Weighted average shares, basic	28,874,555	26,720,133
Dilutive effect of stock options, warrants and RSUs	1,029,131	1,280,208
Shares used to compute diluted earnings per share	29,903,686	28,000,341

Basic earnings per share	$1.27	$1.59
Diluted earnings per share	$1.23	$1.52

For the years ended December 31, 2021 and 2020, respectively, potentially dilutive securities of 154,644 and 50,000 were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. The computation of diluted earnings per share for the year ended December 31, 2021 also excludes the approximately 1.4 million shares of common stock and approximately 456,000 warrants to purchase shares of common stock mentioned in Note 3 that are contingent upon the achievement of certain milestones.

Note 11 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 2,095,266 at December 31, 2021.

Stock Options

The following table summarizes option activity during the years ended December 31, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	2,021,817	$1.69	$0.83
Granted	150,000	8.14	4.74
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(871,229)	1.68	0.89
Outstanding at December 31, 2020	1,300,588	$2.44	$1.24
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(189,225)	2.38	1.12
Outstanding at December 31, 2021	1,111,363	$2.12	$1.31	6.62

Exercisable at December 31, 2021	1,094,697	$2.01	$1.18	6.59

The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was approximately $1.3 million and $11.8 million, respectively. The aggregate intrinsic value of outstanding options at December 31, 2021 and 2020 was approximately $7.6 million and $7.1 million, respectively. As of December 31, 2021, there were 16,666 unvested options and $78,115 of unrecognized stock-based compensation expense related to options. The unrecognized stock-based compensation expense is expected to be recognized over 0.5 years.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. The following weighted average assumptions were used in estimating the grant date fair value of options:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	-	1.05%
Expected life (years)	-	7.3
Expected volatility	-	62.82%
Expected dividend yield	-	None

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the years ended December 31, 2021 and 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	-	$-
Granted	549,500	10.49
Vested	(27,000)	10.49
Forfeited/Cancelled	-	-
Unvested at December 31, 2020	522,500	$10.49
Granted	1,217,500	9.76
Vested	(438,502)	10.10
Forfeited/Cancelled	(34,083)	9.91
Unvested at December 31, 2021	1,267,415	$9.94

As of December 31, 2021, there was $11.6 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.3 years.

Warrants

The Company has issued warrants related to financings, acquisitions and as compensation to third parties for services provided. The Company estimates the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. The Company amortizes the fair value of issued warrants using a vesting schedule based on the terms and conditions of each warrant if granted for services.

The following table summarizes warrant activity during the years ended December 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	983,535	$1.44	$1.03
Granted	20,000	1.40	15.19
Expired	(9,090)	6.00	0.17
Forfeited/Cancelled	-	-	-
Exercised	(924,445)	1.42	1.43
Outstanding at December 31, 2020	70,000	$1.83	$5.21	3.3
Granted	456,281	9.13	3.83
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2021	526,281	$8.15	$4.01	4.7

The intrinsic value of warrants exercised during the years ended December 31, 2021 and 2020 was $0 and approximately $9.7 million, respectively. The aggregate intrinsic value of outstanding warrants at December 31, 2021 was approximately $497,000.

70,000 warrants are exercisable at December 31, 2021. As discussed in Note 3 and Note 4, approximately 456,000 warrants to purchase shares of the Company’s common stock were issued in connection with the acquisition of ACI and IdMo. The ability to exercise the warrants is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

See Note 4 for additional information regarding the fair value calculation of the warrants issued during the year ended December 31, 2021. The fair values for the warrants issued during the year ended December 31, 2020 were estimated at the date of grant using the Black Scholes model with the following weighted average assumptions:

Year Ended December 31,
2020
Risk-free interest rate	0.34%
Expected life (years)	5.0
Expected volatility	61.42%
Expected dividend yield	None

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company issued 5,548 and 83,935 shares of restricted stock for services during the years ended December 31, 2021 and 2020, respectively, and there was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Years Ended December 31,
	2021	2020
Options	$292,754	$901,345
Restricted stock units	5,164,750	500,861
Warrants	-	303,802
Stock	51,900	1,032,033
Total stock-based compensation expense	$5,509,404	$2,738,041

Note 12 – Income Taxes

The components of the provision for income taxes consists of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Current:
Federal	$6,092,730	$-
State	886,173	637,760
Total current	$6,978,903	$637,760
Deferred:
Federal	1,394,686	(452,544)
State	603,642	(94,680)
Total deferred	1,998,328	(547,224)
Total income tax expense	$8,977,231	$90,536

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax expense, net of federal tax benefit	3.9	3.3
Permanent differences:
- Foreign derived intangible income deduction	(3.5)	(1.7)
- Stock based compensation	0.2	(8.8)
- Other permanent differences	0.3	(0.4)
Research and development credits	(2.6)	(2.0)
Change in uncertain tax positions	1.4	1.1
Change in valuation allowance	0.0	(12.1)
Other	(1.0)	(0.2)
Effective income tax rate	19.7%	0.2%

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities	$-	$37,898
Reserves and allowances	166,050	200,049
Deferred compensation	393,871	241,652
Research and development credits	-	423,001
Total deferred tax assets	559,921	902,600
Deferred tax liabilities:
Property and equipment, net	(477,542)	(233,951)
Intangibles, net	(6,743,972)	-
Prepaids	(560,093)	(66,456)
Other	(6,758)	(54,969)
Total deferred tax liabilities	(7,788,365)	(355,376)
Net deferred tax assets (liabilities)	(7,228,444)	547,224
Less valuation allowance	-	-
Net deferred tax assets (liabilities)	$(7,228,444)	$547,224

At December 31, 2021, the Company had no federal or state net operating loss carryforwards and no federal or state research and development credit carryforwards.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because in that year the Company achieved three years of cumulative pre-tax income, management determined that there was sufficient positive evidence to conclude that it was more likely than not that its deferred taxes were realizable. The Company therefore fully reduced its valuation allowance accordingly by $5,161,500.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Our unrecognized tax benefit balances included $1,067,853 at December 31, 2021 and $447,831 at December 31, 2020 of tax positions that, if recognized, would impact our effective tax rate. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

	December 31,
	2021	2020
Unrecognized tax benefits at the beginning of the year	$447,831	$-
Gross increases - current year tax positions	770,069	232,145
Gross increases - prior year tax positions	-	215,686
Gross decreases - prior year tax positions	(150,047)	-
Unrecognized tax benefits at end of year	$1,067,853	$447,831

Interest and penalties in year-end balance	$-	$-

The Company is subject to taxation in the United States and other state jurisdictions. The tax years from December 31, 2017 through December 31, 2021 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority.

Note 13 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, an executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provided in part that all accrued royalties under the License ceased as of January 1, 2017, and the Company agreed to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month starting in January 2017. At December 31, 2021, the aggregate balance of this related party liability was $0.

Note 14 – Commitments and Contingencies

Lease Obligations

The Company’s offices are located at 2401 S. Foothill Dr., Suite D, Salt Lake City, Utah 84109-1479. In February 2020, the Company entered into a 4-year lease agreement for its office space and in March 2020, the Company entered into an addendum with our landlord for additional space. The aggregate space consists of approximately 13,687 square feet at a monthly rate of $28,825 and expires in February 2024. As a result of business acquisitions during the year ended December 31, 2021, the Company also leases additional laboratory and office space under two month-to-month leases. For the years ended December 31, 2021 and 2020, the Company expensed $346,350 and $311,963, respectively, for rent. The Company’s future minimum lease payments were as follows as of December 31, 2021:

Year Ending December 31,
2022	$293,595
2023	303,059
2024	50,774
Total lease payments	$647,428

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

Note 15 – Subsequent Events

In March 2022, the Company’s Board of Directors authorized a share repurchase program that would allow the Company to repurchase up to $30 million of CODX common stock. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The timing and amount of any share repurchases under the share repurchase program will be determined by Co-Diagnostics’ management at its discretion based on ongoing assessments of the capital needs of the business, the market price of the Company’s common stock, corporate and regulatory requirements, and general market conditions. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, in block trades, accelerated share repurchase transactions, exchange transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or any combination of such methods.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation, management has concluded that our disclosure controls and procedures are effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this evaluation, management determined that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 24, 2022. Our Board of Directors is currently comprised of five members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Dwight Egan	68	Chief Executive Officer, President and Chairman of the Board
Brian Brown	46	Chief Financial Officer and Secretary
Eugene Durenard	52	Director
James Nelson	69	Director
Richard Serbin	77	Director
Ted Murphy	57	Director

Dwight Egan serves as our President and Chief Executive Officer and has been an officer and director of the Company since April 2013. Mr. Egan has been engaged in private investment business from February 1999 to the present. He was a senior executive at Data Broadcasting Corporation, a leading provider of wireless, real-time financial market data, news and sophisticated fixed- income portfolio analytics to 27,000 individual and professional investors from 1995 to 1999. He co-founded and served as CEO and Chairman of the Board of Broadcast International, Inc. from 1984 to 1995, when Data Broadcasting Corporation acquired Broadcast International and created CBS MarketWatch, a leading financial news site and participated in its initial public offering. Mr. Egan’s prior experience in executive leadership positions with public companies and working with capital markets qualifies him to serve as our Chairman, President and Chief Executive Officer.

Brian Brown became our Chief Financial Officer in February 2021. From July 2020 until February 2021, Mr. Brown served as the Chief Financial Officer of A-Core Concrete Cutting, Inc. where his duties included overseeing the company’s accounting and finance departments, mergers and acquisitions and responsibility for financial forecasting and budgeting. From August 2019 to December 2019, Mr. Brown served as the Vice President of Accounting, Treasury and Investor Relations at Sportsman’s Warehouse Holdings, Inc., a public company reporting on Nasdaq Global Select under the symbol SPWH, where his duties included overseeing the company’s accounting, treasury and investor relations departments, preparing the company’s annual, quarterly and current reports with the SEC, overseeing all aspects of the company’s annual audit, including, but not limited to, the preparation and review of audit support schedules, preparation of financial statements and footnotes, and providing support to the company’s independent auditors. From October 2009 to August 2019, Mr. Brown served as the Director of Finance of Sportsman’s Warehouse Holdings, Inc. where he assisted with the company’s initial public offering in April 2014 as well as effecting private and secondary public offerings, acquisitions of a group of retail stores and preparing the company’s periodic and current reports with the SEC and complying with the Sarbanes Oxley Act. From May 2005 to October 2009, Mr. Brown served as the Corporate Controller of Franklin Covey Products where he developed and maintained the company’s internal controls over financial reporting structure in accordance with the control standards required under Section 404 of the Sarbanes Oxley Act. From July 2001 to May 2005, Mr. Brown served as an Assurance Senior at KPMG, LLP where he provided audit services to various clients in multiple industries. Mr. Brown holds a Bachelor of Arts in Accounting and Masters of Professional Accountancy from the University of Utah. Mr. Brown is a licensed CPA in Utah.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been involved in any bankruptcy or criminal proceedings (other than traffic and other minor offenses) or been subject to any of the items set forth under Item 401(f) of Regulation S-K, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Board and Committee Matters

Our Board of Directors has five members. The Chairman of the Board and our Chief Executive Officer, Dwight Egan, is a member of the Board and is a full-time employee of the Company, Eugene Durenard, Edward Murphy, James Nelson and Richard Serbin are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met seven times during the year ended December 31, 2021. All directors attended more than seventy-five percent (75%) of the meetings of the Board and committee meetings of which such director was a member held during 2021.

We maintain an audit committee of the board, a compensation committee of the board and a corporate governance/nominating committee of the board, each of which is discussed below. Our board has determined that Messrs. Durenard, Nelson, Murphy and Serbin are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing requirements. Our Board of Directors may from time to time establish other standing committees. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

The following table sets forth a description of the three permanent Board committees and the chairpersons and members of those committees, all of whom are independent directors:

Committee	Independent Chairperson	Independent Members

Audit Committee	Eugene Durenard	Edward Murphy	James Nelson	Richard S. Serbin

Compensation Committee	Richard S. Serbin	Edward Murphy	Eugene Durenard	James Nelson

Governance/Nominating Committee	James Nelson	Edward Murphy	Eugene Durenard	Richard S. Serbin

Audit Committee and Financial Expert

Our audit committee currently is comprised of Messrs. Durenard, Nelson, Murphy and Serbin with Mr. Durenard serving as chairperson of the audit committee. The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures. The Board of Directors has adopted a written audit committee charter. A current copy of the audit committee charter is available to security holders on our website at www.codiagnostics.com. Our board has determined that all of our directors that are serving on the audit committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Audit Committee met four times during the year ended December 31, 2021. All committee members attended more than seventy-five percent (75%) of the meetings of the Audit Committee held during 2021.

Our Board of Directors has determined that Mr. Durenard meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Serbin, Nelson, Murphy and Durenard with Mr. Serbin serving as chairperson of the compensation committee. The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans. The Board of Directors has adopted a written compensation committee charter. A current copy of the compensation committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined that all of our directors serving on the compensation committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Compensation Committee met four times during the year ended December 31, 2021. All committee members attended more than seventy-five percent (75%) of the meetings of the Compensation Committee held during 2021.

Corporate Governance/Nominating Committee

Our corporate governance/nominating committee currently include Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Nelson serving as chairperson of the corporate governance/nominating committee. Among other items, the committee is tasked by the Board of Directors to: develop and recommend to the Board the Corporate Governance Guidelines of the Company and oversee compliance therewith; assist the Board in effecting Board organization, membership and function including identifying qualified Board nominees; assist the Board in effecting the organization, membership and function of Board committees including the composition of Board committees and recommending qualified candidates therefor; evaluate and provide successor planning for the Chief Executive Officer and other executive officers; and to develop criteria for Board membership, such as independence, term limits, age limits and ability of former employees to serve on the Board and the evaluation of candidates’ qualifications for nominations to the Board, its committees as well as removal therefrom, respectively. A current copy of the corporate governance/nominating committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the corporate governance committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Corporate Governance/Nominating Committee met four times during the year ended December 31, 2021. All committee members attended more than seventy-five percent (75%) of the meetings of the Audit Committee held during 2021. The nominating committee reviews the qualifications for candidates for the Board of Directors and assists in identifying, interviewing, and recruiting candidates for the Board of Directors.

Board Nominations

In considering Board candidates, the Board seeks individuals of proven judgment and competence who have strong reputations in their respective fields. Although we do not have a formal diversity policy, the Board considers such factors as experience, education, employment history, special talents or personal attributes, anticipated participation in Board activities, and geographic and diversity factors. The process for identifying and evaluating nominees would include detailed consideration of the recommendations and opinions of members of our Board, our executive officers, and our stockholders. There would be no difference in the process of evaluation of candidates recommended by a stockholder and those recommended by other sources.

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

Role of the Board in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of the risks that we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors oversight of the performance of our internal audit function. Our Corporate Governance/Nominating Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking or promote behaviors contra to our Code of Business Conduct.

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

The Company prepares these reports for its directors and executive officers who request it on the basis on information obtained from them and the Company’s records. The Company believes that applicable Section 16(a) filing requirements were met during 2021 by its directors and executive officers, except that due to an inadvertent administrative error, one Form 4 for Eugene Durenard was filed late.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions. A copy of the code of ethics is included on our website at www.codiagnostics.com.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and a “smaller reporting company” as defined in the rules and regulations of the SEC. As an emerging growth company and as a smaller reporting company we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies or smaller reporting companies. Accordingly, this Report includes reduced disclosure about our executive compensation arrangements.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2021 and 2020. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Comp (3)	Total Compensation
Dwight Egan President & Chief Executive Officer	2021	$350,000	$638,459	$1,208,750	$26,793	$2,224,002
	2020	$309,375	$350,000	$786,750	$17,500	$1,463,625

Brian Brown Chief Financial Officer and Secretary	2021	$209,731	$475,014	$1,441,600	$26,793	$2,153,138

Reed Benson (4) Former Chief Financial Officer and Secretary	2021	$136,250	$154,682	$-	$26,793	$317,725
	2020	$211,458	$225,000	$288,475	$17,500	$742,433

(1)

Bonuses for the year ended December 31, 2021 include accrued bonus payments of $281,597 to Mr. Egan and $223,248 to Mr. Brown that were paid in February 2022. Bonuses for the year ended December 31, 2020 include accrued bonus payments of $272,500 to Mr. Egan and $180,000 to Mr. Benson that were paid in February 2021.

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

(3)	Company profit sharing payments to the Company’s 401 K Plan.

(4)	Mr. Benson is no longer an executive officer of the Company as of August 2021.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table contain certain information concerning outstanding equity awards for the Named Executive Officers as of December 31, 2021.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested (#)	($) (1)	Vested (#)	Vested ($)
Dwight Egan	50,000	-	$2.63	09/20/28	-	-	-	-
	50,000	-	$1.10	09/02/29	-	-	-	-
	-	-	-	-	154,167	$1,376,711	-	-

Brian Brown	-	-	-	-	103,333	$922,764	-	-

Reed Benson	41,666	-	$1.10	09/02/29	-	-	-	-
	-	-	-	-	18,332	$163,705	-	-

(1)	Based on $8.93 per share which was the closing price of our common stock on December 31, 2021.

We do not have written employment agreements with any of our executive officers. All of our executive officers serve on an at-will basis. The base salaries, bonuses and equity awards for our named executive officers were determined by our compensation committee after reviewing a number of factors, including: company performance, achievement of goals, the responsibilities associated with the position, the seniority of the executive’s position, the base salary level in prior years, and our financial position; and for executive officers other than our Chief Executive Officer, recommendations made by our Chief Executive Officer.

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

Director Summary Compensation Table

The table below summarizes the compensation paid or accrued by us to each of our non-employee directors for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Awards: Value of Restricted Stock Units (1)	Total
Richard Serbin	$100,000	$413,250	$513,250
James Nelson	$100,000	$413,250	$513,250
Edward Murphy	$100,000	$413,250	$513,250
Eugene Durenard	$100,000	$413,250	$513,250

(1)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards. The RSUs vested immediately upon grant.

Our non-employee directors receive cash compensation of $75,000 per year, paid quarterly. The non-employee directors also each received 37,500 RSU’s vesting 1/3rd equally in January 2021, 2022, and 2023. In addition, non-employee directors may be entitled to receive special awards of stock options or RSUs from time to time as determined by the board. During 2021, the non-employee directors were also each awarded an additional $25,000 bonus. The chairman of the board and the chairperson of each of the audit, corporate governance/nomination, and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant or 30 days after the date they cease to be directors. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

Equity Compensation Plan Information

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options and Rights		(b) Weighted-average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	2,378,778	(1)	$2.12	(2)	2,095,266
Equity compensation plans not approved by stockholders	-		$-		-
Total	2,378,778	(1)	$2.12	(2)	2,095,266

(1)	Includes options and restricted stock units outstanding under our 2015 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 22, 2022, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each named executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 22, 2022. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 33,965,318 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 22, 2022.

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

	Number of Shares Beneficially Owned	Percentage of Class (1)
5% Stockholders
Vanguard Group (1)	1,795,057	5.3%
Named Executive Officers and Directors
Dwight Egan (2)	124,661	*
Reed Benson (3)	44,836	*
Brian Brown	18,459	*
Edward Murphy (4)	75,000	*
Eugene Durenard	12,500	*
James Nelson (5)	62,500	*
Richard Serbin (6)	35,445	*
All Directors and Executive Officers as a Group (7 persons)	373,401	1.1%

*Represents beneficial ownership of less than 1%.

(1)	Information obtained from Schedule 13G/A filed with the SEC on February 2, 2022. Vanguard Group has an address of 100 Vanguard Blvd, Malvern, PA, 19355.
(2)	Includes exercisable options to acquire 100,000 shares of common stock.
(3)	Includes exercisable options to acquire 41,666 shares of common stock.
(4)	Includes exercisable options to acquire 50,000 shares of common stock.
(5)	Includes exercisable options to acquire 50,000 shares of common stock.
(6)	Includes exercisable options to acquire 20,445 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company acquired the exclusive rights to the CoPrimer technology pursuant to a license agreement dated April 2014, between us and DNA Logix, Inc., which was assigned to Dr. Satterfield prior to our acquisition of DNA Logix, Inc. Pursuant to the license the Company was to pay Dr. Satterfield minimum royalty payments of $30,000 per month until the Company receives an equity funding of at least $4,000,000, at which time the payments increase to $60,000 per month for the remainder of the year. The payment terms were orally modified to maintain the monthly royalties at $30,000 per month through December 2016. On March 1, 2017, the Company entered into an amendment effective January 1, 2017, to its Exclusive License Agreement for its CoPrimer (“License”) technology with Dr. Satterfield, a former member of our Board of Directors. The amendment provides in part that all royalties under the License cease as of January 1, 2017, and we began in January 2017 to pay $700,000 of accrued royalties at the rate of $10,000 per month. In 2021 and 2020, we paid Dr. Satterfield $150,000 and $120,000, respectively, in payment of the accrued royalties.

The Company employs two persons who are related to current or former executive officers. Seth Egan is the Company’s Director of Sales and Marketing, and is the son of Dwight Egan, the Company’s President and Chief Executive Officer. Andrew Benson is the Company’s Director of Investor Relations, and is the son of Reed Benson, the Company’s former Chief Financial Officer and Secretary. During the year ended December 31, 2021, the total compensation paid to or earned by these persons, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $1,512,457 and $1,285,790, respectively. During the year ended December 31, 2020, the total compensation paid to or earned by these persons, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $1,113,440 and $1,109,303, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our independent auditors for the respective periods.

	Years Ended December 31,
	2021	2020
Audit fees	$113,100	$115,000
Audit related fees	-	-
Other consulting fees	-	-
Tax fees	-	1,000
Total fees	$113,100	$116,000

Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and our offerings.

Tax fees included fees associated with tax compliance and tax consultations.

The audit committee has adopted a policy that requires advance approval of all services performed by the independent auditor when fees are expected to exceed $15,000. The audit committee has delegated to the audit committee chairperson, Mr. Durenard, the authority to approve services, subject to ratification by the audit committee at its next committee meeting. All fees incurred were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, IDMO Acquisition Corp., Idaho Molecular Inc., and Company Representative dated as of December 21, 2021.		Form 8-K (Exhibit 2.1)	12/23/21	001-38148

2.2*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, ACI Acquisition Corp., Advanced Conceptions, Inc., and Company Representative dated as of December 21, 2021		Form 8-K (Exhibit 2.2)	12/23/21	001-38148

3.1	Articles of Incorporation		Draft Registration Statement (Exhibit 3.1)	01/12/17	377-01467

3.1.1	Amendment to the Articles of Incorporation		Draft Registration Statement (Exhibit 3.1.1)	01/12/17	377-01467

3.1.2	Articles of Amendment to Articles of Incorporation		Form 8-K (Exhibit 3.2)	01/03/19	001-38148

3.1.3	Articles of Amendment	X

3.2	Bylaws		Draft Registration Statement (Exhibit 3.2)	01/12/17	377-01467

4.1	Description of Registrant’s securities	X

10.1	Exclusive Agreement between Co-Diagnostics, Inc. and DNA Logix, Inc., dated April 18, 2014		Draft Registration Statement (Exhibit 10.2)	01/12/17	377-01467

10.2#	Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan		Form S-8/A	11/20/20	333-237684

10.3	Form of Indemnification Agreement		Form S-1/A (Exhibit 10.13.8)	05/24/17	333-217542

10.4	Shareholders’ Agreement between Co-Diagnostics and Synbiotics Limited, dated January 27, 2017		Form S-1 (Exhibit 10.16)	04/28/17	333-217542

10.5	Amended Exclusive License Agreement between Co-Diagnostics, Brent Satterfield, and DNA Logix, Inc., dated January 1, 2017		Form S-1 (Exhibit 10.17)	04/28/17	333-217542

10.6	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (ACI Warrant)	X

10.7	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (IDMO Warrant)	X

10.8	Form of Securities Purchase Agreement, dated February 27, 2020		Form 8-K (Exhibit 10.1)	02/27/20	001-38148

10.9	Lease Agreement 2401 Foothill Drive	X

10.9.1	Amendment #1 to Lease	X

10.9.2	Amendment #2 to Lease	X

14.1	Code of Ethics for Senior Financial Officers		Form 10-K (Exhibit 14.1)	03/30/20	001-38148

21.1	Subsidiaries of Registrant	X

23.1	Consent of Haynie & Company	X

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

(A)	iXBRL (INline Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	X

#Management Contract or Compensatory Plan or Arrangement

*Schedules and exhibits to these Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+ Portions of Exhibit 2.1 and Exhibit 2.2 have been omitted as they contain information that (i) is not material and (ii) is the type of information the issuer both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: March 24, 2022	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Brian Brown
Brian Brown Chief Financial Officer (Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dwight Egan	Chief Executive Officer, President and Director	March 24, 2022
Dwight Egan	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer	March 24, 2022
Brian Brown	(Principal Financial and Accounting Officer)

/s/ Eugen Durenard	Director	March 24, 2022
Eugene Durenard

/s/ Edward Murphy	Director	March 24, 2022
Edward Murphy

/s/ James Nelson	Director	March 24, 2022
James Nelson

/s/ Richard Serbin	Director	March 24, 2022
Richard Serbin

