Form 10-Q
period 2022-03-31
Co-Diagnostics, Inc.
filed 2022-05-12
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 33,987,736 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$97,421,739	$88,607,234
Marketable investment securities	-	1,255,266
Accounts receivable, net	21,662,403	20,839,182
Inventory	4,901,057	2,004,169
Prepaid expenses and other current assets	1,278,598	2,338,444
Note receivable	75,000	75,000
Total current assets	125,338,797	115,119,295
Property and equipment, net	2,252,853	1,933,216
Operating lease right-of-use asset	604,837	-
Goodwill	14,808,411	14,706,818
Intangible assets, net	27,088,333	27,195,000
Investment in joint venture	983,614	1,004,953
Note receivable	75,000	75,000
Total assets	$171,151,845	$160,034,282
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,215,049	$607,506
Accrued expenses, current	2,613,218	3,859,652
Operating lease liability, current	283,299	-
Contingent consideration liabilities, current	4,065,537	5,767,304
Income taxes payable	4,843,592	2,213,088
Deferred revenue	-	150,000
Total current liabilities	13,020,695	12,597,550
Long-term liabilities
Income taxes payable	1,284,745	1,067,853
Deferred tax liability	5,868,728	7,228,444
Operating lease liability	275,672	-
Contingent consideration liabilities	2,987,214	4,665,337
Total long-term liabilities	10,416,359	12,961,634
Total liabilities	23,437,054	25,559,184
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,984,068 and 33,819,862 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	33,984	33,820
Additional paid-in capital	81,796,933	80,271,999
Accumulated earnings	65,883,874	54,169,279
Total stockholders’ equity	147,714,791	134,475,098
Total liabilities and stockholders’ equity	$171,151,845	$160,034,282

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$22,699,044	$20,024,769
Cost of revenue	3,281,951	3,272,565
Gross profit	19,417,093	16,752,204
Operating expenses
Sales and marketing	2,652,148	1,197,546
General and administrative	2,922,195	2,935,689
Research and development	3,771,327	2,217,063
Depreciation and amortization	247,264	67,005
Total operating expenses	9,592,934	6,417,303
Income from operations	9,824,159	10,334,901
Other income (expense)
Interest income	11,393	14,657
Loss on disposition of assets	(93,421)	-
Gain on remeasurement of acquisition contingencies	3,379,890	-
(Loss) on equity method investment in joint venture	(21,339)	(464,943)
Total other income (expense)	3,276,523	(450,286)
Income before income taxes	13,100,682	9,884,615
Income tax provision	1,386,087	1,985,640
Net income	$11,714,595	$7,898,975
Earnings per common share:
Basic	$0.35	$0.28
Diluted	$0.34	$0.26
Weighted average shares outstanding:
Basic	33,935,570	28,662,885
Diluted	34,711,476	30,002,729

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$11,714,595	$7,898,975
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	247,264	67,005
Stock-based compensation expense	1,375,097	1,513,012
Change in fair value of acquisition contingencies	(3,379,890)	-
Non-cash lease expense	8,762	-
Loss from equity method investment	21,339	464,943
Loss on disposition of assets	93,421	-
Deferred income taxes	(1,359,716)	302,399
Bad debt expense	47,862	79,700
Changes in assets and liabilities:
Accounts receivable	(871,083)	(59,994)
Prepaid expenses	1,042,932	(114,473)
Inventory	(3,088,944)	1,797,581
Deferred revenue	(150,000)	(146,516)
Income taxes payable	2,745,803	1,128,438
Accounts payable, accrued expenses and other liabilities	(641,604)	(661,115)
Net cash provided by operating activities	7,805,838	12,269,955
Cash flows from investing activities
Purchases of property and equipment	(396,600)	(139,558)
Proceeds from maturities of marketable investment securities	1,255,266	2,032,802
Investment in joint venture	-	500,000
Net cash provided by investing activities	858,666	2,393,244
Cash flows from financing activities
Proceeds from exercise of options and warrants	150,001	148,981
Net cash provided by financing activities	150,001	148,981
Net increase in cash and cash equivalents	8,814,505	14,812,180
Cash and cash equivalents at beginning of period	88,607,234	42,976,713
Cash and cash equivalents at end of period	$97,421,739	$57,788,893
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$192,056	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$681,327	$-

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$80,271,999	$54,169,279	$134,475,098
Common stock issued for option exercises	-	-	45,456	45	49,956	-	50,001
Common stock issued for warrant exercises	-	-	50,000	50	99,950		100,000
Stock-based compensation	-	-	68,750	69	1,375,028	-	1,375,097
Net income	-	-	-	-	-	11,714,595	11,714,595
Balance as of March 31, 2022	-	$-	33,984,068	$33,984	$81,796,933	$65,883,874	$147,714,791

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$49,157,236	$17,510,715	$66,696,509
Common stock issued for option exercises	-	-	65,891	66	148,914	-	148,980
Stock-based compensation	-	-	73,040	42	1,512,970	-	1,513,012
Net income	-	-	-	-	-	7,898,975	7,898,975
Balance as of March 31, 2021	-	$-	28,696,964	$28,666	$50,819,120	$25,409,690	$76,257,476

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company”, “Co-Dx” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR testing platform (the “Co-Dx PCR home testing platform”) designed to bring affordable, reliable gold-standard polymerase chain reaction (“PCR”) to patients in point-of-care and even at-home settings.

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies and emerging growth companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed on March 24, 2022.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of March 31, 2022 and December 31, 2021. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At March 31, 2022, total accounts receivable was $22,379,861 with an allowance for uncollectable accounts of $717,458 resulting in a net amount of $21,662,403. At December 31, 2021, total accounts receivable was $21,508,779 with an allowance for uncollectable accounts of $669,597 resulting in a net amount of $20,839,182.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At March 31, 2022, the Company had $4,901,057 in inventory, of which $4,119,549 was finished goods and $781,508 was raw materials. At December 31, 2021, the Company had $2,004,169 in inventory, of which $983,088 was finished goods and $1,021,081 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Leases

As described in “Recently Adopted Accounting Standards” below, the Company adopted ASC 842, Leases (“ASC 842”) effective January 1, 2022. Under ASC 842, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company considers its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease costs for the Company’s operating leases are recognized on a straight-line basis within operating expenses and cost of revenue over the reasonably assured lease term.

The Company has elected to not separate lease and non-lease components for leases of office space and, as a result, accounts for any lease and non-lease components for office space as a single lease component, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. The Company’s office leases typically include non-lease components such as common-area maintenance costs. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.

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

Research and Development

Research and development costs are expensed when incurred. For the three months ended March 31, 2022, the Company expensed $3,771,327 of research and development costs, respectively. For the three months ended March 31, 2021, the Company expensed $2,217,063.

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

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three months ended March 31, 2022. Three customers together accounted for approximately 54% and 57% of total revenue for the three months ended March 31, 2022 and March 31, 2021, respectively.

Two customers each accounted for more than 10% of accounts receivable at March 31, 2022 and December 31, 2021. These two customers together accounted for approximately 62% and 66% of accounts receivable at March 31, 2022 and December 31, 2021, respectively.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes the Company’s accounts receivable. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 on January 1, 2022. The adoption did not have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires a lessee to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets. The objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The recognized lease liabilities and lease assets represent the obligation to make payments and the right to use or control the use of a specified asset for the lease term, respectively.

On January 1, 2022, the Company adopted Topic 842 using the modified retrospective approach with the effective date as the date of initial application. Consequently, results for the three months ended March 31, 2022 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. Upon adoption, the Company recognized an operating lease liability of $626,699 and a corresponding operating right-of-use asset of $681,327.

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

Note 4 – Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations. The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2022:

Balance as of December 31, 2021	$14,706,818
Measurement period adjustments	101,593
Balance as of March 31, 2022	$14,808,411

Intangible Assets, Net

The following table presents details of the Company’s intangible assets, excluding goodwill:

	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(106,667)	987,333
Total intangible assets		$27,195,000	$(106,667)	$27,088,333

	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	-	1,094,000
Total intangible assets		$27,195,000	$-	$27,195,000

(1)	Based on weighted-average useful life established as of the acquisition date.

Note 5 – Fair Value Measurements

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

The following table summarizes the assets measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, by level within the fair value hierarchy:

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$6,013,939	$6,013,939
Contingent consideration - warrants	-	-	1,038,812	1,038,812
Total liabilities measured at fair value	$-	$-	$7,052,751	$7,052,751

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities (certificates of deposit)	$-	$1,255,266	$-	$1,255,266
Total assets measured at fair value	$-	$1,255,266	$-	$1,255,266
Liabilities:
Contingent consideration - common stock	$-	$-	$8,684,669	$8,684,669
Contingent consideration - warrants	-	-	1,747,972	1,747,972
Total liabilities measured at fair value	$-	$-	$10,432,641	$10,432,641

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2021	$10,432,641
Change in fair value of contingent consideration issued for business acquisitions	(3,379,890)
Fair value as of March 31, 2022	$7,052,751

The fair value of the contingent consideration is based on the fair value of the contingent consideration-common stock and contingent consideration-warrants. The fair value of the contingent consideration-common stock is equal to the probability-adjusted value of the Company’s common stock as of March 31, 2022. The fair value of the contingent consideration-warrants is equal to the probability adjusted value of a call option with terms consistent with the terms of the warrants as of March 31, 2022. Prior to the probability adjustments, the warrants were valued based on the following inputs:

	March 31, 2022	December 31, 2021
Stock price	$6.18	$8.93
Strike price	$9.13	$9.13
Volatility	77.50%	80.00%
Risk-free rate	2.40%	1.30%
Expected term	4.8	5.0

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2022	2021
United States	$14,218,398	$12,493,950
Rest of World	8,480,646	7,530,819
Total	$22,699,044	$20,024,769
Percentage of revenue by area:
United States	63%	62%
Rest of World	37%	38%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2022 were as follows:

Balance as of December 31, 2021	$150,000
Revenue recognized included in deferred revenue balance at the beginning of the period	(150,000)
Balance as of March 31, 2022	$-

Note 7 – Earnings Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three months ended March 31, 2022:

	Three Months Ended March 31,
	2022	2021
Numerator
Net income, as reported	$11,714,595	$7,898,975

Denominator
Weighted average shares, basic	33,935,570	28,662,885
Dilutive effect of stock options, warrants and RSUs	775,906	1,339,844
Shares used to compute diluted earnings per share	34,711,476	30,002,729

Basic earnings per share	$0.35	$0.28
Diluted earnings per share	$0.34	$0.26

For the three months ended March 31, 2022, potentially dilutive securities of 1,271,304 were excluded from the calculation because their effect would have been anti-dilutive. For the three months ended March 31, 2021, potentially dilutive securities of 2,320,907 were excluded from the calculation because their effect would have been anti-dilutive. The computation of diluted earnings per share for the three months ended March 31, 2022 also excludes the approximately 1.4 million shares of common stock and approximately 456,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 2,095,266 at March 31, 2022.

Stock Options

The following table summarizes option activity during the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	1,111,363	$2.12	$1.31	6.62
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(45,456)	1.10	0.51
Outstanding at March 31, 2022	1,065,907	$2.17	$1.35	6.65

Exercisable at March 31, 2022	1,049,241	$2.05	$1.21	6.63

The total intrinsic value of options exercised during the three months ended March 31, 2022 was approximately $0.3 million. The aggregate intrinsic value of outstanding options at March 31, 2022 was approximately $4.5 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted.

As of March 31, 2022, there were 16,666 of unvested options and $37,241 of unrecognized stock-based compensation expense. The unrecognized stock-based compensation expense is expected to be recognized over 0.2 years.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,267,415	$9.94
Granted	-	-
Vested	(68,750)	10.23
Forfeited/Cancelled	-	-
Unvested at March 31, 2022	1,198,665	$9.92

As of March 31, 2022, there was approximately $10.3 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.1 years.

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

The following table summarizes warrant activity during the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	526,281	$8.15	$4.01	4.7
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(50,000)	2.00	1.22
Outstanding at March 31, 2022	476,281	$8.80	$2.82	4.8

The intrinsic value of warrants exercised during the three months ended March 31, 2022 and 2021 was approximately $0.3 million and $0, respectively. The aggregate intrinsic value of outstanding warrants at March 31, 2022 was approximately $0.1 million.

The total number of warrants exercisable at March 31, 2022 are 20,000. The ability to exercise the approximately 456,000 warrants issued in connection with acquisitions in the prior year is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company issued 0 and 4,290 shares of restricted stock for services during the three months ended March 31, 2022 and 2021, respectively. There was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Three Months Ended March 31,
	2022	2021
Options	$40,874	$76,672
Restricted stock units	1,334,223	1,396,440
Stock	-	39,900
Total stock-based compensation expense	$1,375,097	$1,513,012

Note 9 – Income Taxes

For the three months ended March 31, 2022, the Company recognized expense from income taxes of $1,386,087, representing an effective tax rate of 10.6%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended March 31, 2021, the Company recognized expense from income taxes of $1,985,640.

Note 10 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, a former executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and the Company began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month. At March 31, 2022 and 2021, the aggregate balance of this related party liability was $0 and $120,000, respectively.

Note 11 – Leases

The Company leases office space under a non-cancelable operating lease and leases cancellable with one month notice. The Company expenses the cancellable leases in the period incurred in accordance with the practical expedient elected. As such, one lease makes up the entirety of the right-of-use asset and lease liability disclosed.

For the three months ended March 31, 2022, components of lease expense are summarized as follows:

Three Months Ended March 31, 2022
Operating lease costs	$86,588
Short-term lease costs	76,080
Total lease costs	$162,668

Short-term lease costs under month-to-month lease agreements are paid to related parties.

As of March 31, 2022, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2022 (remainder)	$221,350
2023	303,059
2024	50,774
2025	-
2026	-
Thereafter	-
Total lease payments	575,183
Less: imputed interest	16,212
Present value of operating lease liabilities	558,971
Less: current portion	283,299
Long-term portion	$275,672

Other information related to operating leases was as follows:

Three Months Ended March 31, 2022
Cash paid for operating leases included in operating cash flows	$154,882
Remaining lease term of operating leases	2 years
Discount rate of operating leases	3.1%

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, future lease payments under ASC 840 for operating leases were as follows:

Year Ending December 31,
2022	$293,595
2023	303,059
2024	50,774
Total lease payments	$647,428

Note 12 – Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is currently a defendant in five different securities class action complaints that were filed by certain stockholders of the Company claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Note 13 – Share Repurchase Program

In March 2022, the Company’s Board of Directors authorized a share repurchase program that would allow the Company to repurchase up to $30.0 million of CODX common stock. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The timing and amount of any share repurchases under the share repurchase program will be determined by Co-Diagnostics’ management at its discretion based on ongoing assessments of the capital needs of the business, the market price of the Company’s common stock, corporate and regulatory requirements, and general market conditions.

The Company has not made any repurchases under the share purchase program since its implementation.

Note 14 – Subsequent Events

The Company evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that need to be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report and the documents incorporated by reference herein, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors and the documents incorporated by reference herein, which may affect our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a highly regulated, very competitive, and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 24, 2022, and the audited financial statements and notes included therein.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company”, “Co-Dx” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR testing platform (the “Co-Dx PCR home testing platform”) designed to bring affordable, reliable gold-standard polymerase chain reaction (“PCR”) to patients in point-of-care and even at-home settings.

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

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically, allowing for significant margins while still positioning the Company to be a low-cost provider of molecular diagnostics and screening services.

In addition, continued development has demonstrated the unique properties of our CoPrimers™ technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

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

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the zika virus. In the United States, CODX has obtained Emergency Use Authorization (“EUA”) for its Logix Smart™ COVID-19 detection test from the Food and Drug Administration, or FDA, and sells that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been approved for sale in countries such as the United Kingdom, Australia and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries.

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

Because we believe that testing for COVID-19 is going to be a consideration for public health worldwide even after the current pandemic has subsided, we have initiated the Co-Dx PCR home testing platform to facilitate frequent testing in homes, schools, businesses, and the hospitality industry. We believe this may be accomplished through the development of a low-cost testing device, easy to use by non-professionals, that can provide PCR test results in around 30 minutes. The initial project built on this platform, an at-home and point-of-care COVID-19 PCR test, was ultimately facilitated by our development of a saliva or nasal swab-based PCR test that does not require the RNA/DNA extraction. While the final result is believed to be approximately equivalent to those processed by a high-complexity clinical laboratory, it has the advantages of increased speed and ease of handling thanks to lyophilization (or freeze-drying) of our testing reagents to allow for stability at room temperatures.

On February 15, 2021, we engaged the services of a group of professionals at Idaho Molecular, Inc. (IdMo) and Advanced Conceptions, Inc (ACI) with the expertise to develop the hardware for such a device using our CoPrimers™ as the reagent chemistry. On December 22, 2021, we announced that we would be acquiring IdMo and ACI, and on December 31, 2021, we completed the acquisitions, along with all existing and future assets and intellectual property related to the platform and device. It is expected that the device and test will be available to homes, schools, offices, and the travel industry among other locations at a cost that will allow screening frequently to prevent spread of the COVID-19 virus in the future. The device would also be available to test for other pathogens detectable through saliva or other samples as we develop those tests and offer them to the marketplace. All such tests will be subject to regulatory approval.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2022 Compared to the Three Months ended March 31, 2021

Revenues

For the three months ended March 31, 2022, we generated revenues of $22,699,044, compared to revenues of $20,024,769 for the three months ended March 31, 2021. The increase in revenue of $2,674,275 was primarily due to sales of our Logix Smart™ COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the three months ended March 31, 2022, $364,950 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test compared to $266,515 of revenue from the sales of such equipment for the three months ended March 31, 2021.

Cost of Revenues

We recorded cost of revenues of $3,281,951 for the three months ended March 31, 2022, compared to $3,272,565 for the three months ended March 31, 2021. The increase in revenues combined with a reduction of product production costs resulted in improved gross margin. Of the total cost of sales during the three months ended March 31, 2022, $374,683 was from equipment sold to our customers compared to $202,636 for equipment sold to customers for the three months ended March 31, 2021.

Expenses

We incurred total operating expenses of $9,592,934 for the three months ended March 31, 2022, compared to total operating expenses of $6,417,303 for the three months ended March 31, 2021. The increase in operating expenses was due to the increase in business activities experienced as a result of our increase in revenue, increased third party sales commissions reflected in sales and marketing, and increased investment in research and development.

Our sales and marketing expenses for the three months ended March 31, 2022 were $2,652,148, compared to $1,197,546 for the three months ended March 31, 2021. The increase was primarily a result of increased third-party sales commissions, advertising and promotional expenses, including tradeshows and related travel, and increased stock-based compensation due to the growth in revenue.

General and administrative expenses decreased from $2,935,689 for the three months ended March 31, 2021 to $2,922,195 for the three months ended March 31, 2022. The slight decrease in general and administrative expenses was primarily due to decreased stock-based compensation expense, partially offset by increased activity to support the growth of our business, including increased insurance expense and professional and advisory fees related to our recent acquisitions.

Our research and development expenses increased from $2,217,063 for the three months ended March 31, 2021 to $3,771,327 for the three months ended March 31, 2022. The primary increase in expenses was a result of increases in personnel expenses related to our acquisitions of IdMo and ACI on December 31, 2021.

Other Income (Expense)

For the three months ended March 31, 2022 we had total other income of $3,276,523, compared to total other expense of $450,286 for the three months ended March 31, 2021. The increase was due primarily to a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI.

Net Income

We realized net income for the three months ended March 31, 2022 of $11,714,595, compared with net income for the three months ended March 31, 2021 of $7,898,975. The increase in net income was primarily the result of an increase in operating expenses, offset by an increase of product revenues and resulting margins from those sales, as well as changes in the fair value of acquisition contingencies. Additionally, we recorded income tax expense of $1,386,087 for the three months ended March 31, 2022, compared to $1,985,640 for the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of $97,421,739 that could readily be converted into cash if needed. Additionally, our total current assets of March 31, 2022, were $125,338,797 compared to total current liabilities of $13,020,695.

Net cash provided by operating activities during the three months ended March 31, 2022 was $7,805,838, compared to $12,269,955 for the three months ended March 31, 2021. The decrease in cash from operating activities was primarily due to increased operating expenses, increases in inventory, and the effects of non-cash items.

We received $858,666 of cash from investing activities during the three months ended March 31, 2022, primarily from maturities of marketable investments offset by purchases of property and equipment, compared to cash from investing activities of $2,393,244 during the three months ended March 31, 2021.

Net cash provided by financing activities was $150,001 for the three months ended March 31, 2022 realized from the exercise of options and warrants, compared to $148,981 for the same period in the prior year.

Since commencing sales of our Logix Smart™ COVID-19 test in March 2020, we have used our cash generated from those sales to fund the increase in our inventories and receivables and pay our operating expenses. We have increased our work force primarily in the area of research and development to complete development of additional tests to enable us to use our distributor network to sell other products throughout the world and remain profitable in the future. In March 2022 our board of directors authorized repurchasing up to $30.0 million of the company’s outstanding common stock. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. We have not repurchased any of our outstanding common shares under the repurchase program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Share Repurchase Program

In March 2022 our board of directors authorized repurchasing up to $30.0 million of the company’s outstanding common stock. We did not repurchase any of our outstanding common shares under the repurchase program during the first quarter ending March 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

3.1	Amended and Restated Bylaws of Co-Diagnostics, Inc. (Incorporated by reference herein from Form 8-K (Exhibit 3.1), filed 04/01/22, SEC File No. 001-38148.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: May 12, 2022	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: May 12, 2022	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

