Form 10-Q
period 2022-06-30
Co-Diagnostics, Inc.
filed 2022-08-11
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 33,780,992 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$86,045,405	$88,607,234
Marketable investment securities	9,951,550	1,255,266
Accounts receivable, net	12,260,009	20,839,182
Inventory	4,705,921	2,004,169
Prepaid expenses and other current assets	1,569,374	2,338,444
Note receivable	35,200	75,000
Total current assets	114,567,459	115,119,295
Property and equipment, net	2,421,349	1,933,216
Operating lease right-of-use asset	530,033	-
Goodwill	15,388,546	14,706,818
Intangible assets, net	26,981,667	27,195,000
Investment in joint venture	877,089	1,004,953
Note receivable	75,000	75,000
Total assets	$160,841,143	$160,034,282
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$848,379	$607,506
Accrued expenses, current	1,818,773	3,859,652
Operating lease liability, current	287,900	-
Contingent consideration liabilities, current	3,761,084	5,767,304
Income taxes payable	-	2,213,088
Deferred revenue	-	150,000
Total current liabilities	6,716,136	12,597,550
Long-term liabilities
Income taxes payable	1,464,024	1,067,853
Deferred tax liability	5,310,573	7,228,444
Operating lease liability	201,266	-
Contingent consideration liabilities	2,678,204	4,665,337
Total long-term liabilities	9,654,067	12,961,634
Total liabilities	16,370,203	25,559,184
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,313,432 shares issued and 33,780,992 shares outstanding as of June 30, 2022 and 33,819,862 shares issued and outstanding as of December 31, 2021	34,313	33,820
Treasury stock, at cost; 532,440 and 0 shares held as of June 30, 2022 and December 31, 2021, respectively	(2,599,478)	-
Additional paid-in capital	83,838,533	80,271,999
Accumulated earnings	63,197,572	54,169,279
Total stockholders’ equity	144,470,940	134,475,098
Total liabilities and stockholders’ equity	$160,841,143	$160,034,282

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$5,023,226	$27,358,140	$27,722,270	$47,382,909
Cost of revenue	915,432	2,504,355	4,197,383	5,776,920
Gross profit	4,107,794	24,853,785	23,524,887	41,605,989
Operating expenses
Sales and marketing	1,472,225	5,853,313	4,124,373	7,050,859
General and administrative	2,468,421	2,468,433	5,390,616	5,404,122
Research and development	3,889,844	4,669,160	7,661,171	6,886,223
Depreciation and amortization	424,342	71,714	671,606	138,719
Total operating expenses	8,254,832	13,062,620	17,847,766	19,479,923
Income from operations	(4,147,038)	11,791,165	5,677,121	22,126,066
Other income (expense)
Interest income	61,671	10,529	73,064	25,186
(Loss) on disposition of assets	(48,740)	-	(142,161)	-
Gain on remeasurement of acquisition contingencies	812,822	-	4,192,712	-
Gain (loss) on equity method investment in joint venture	(106,525)	128,595	(127,864)	(336,348)
Total other income (expense)	719,228	139,124	3,995,751	(311,162)
Income (loss) before income taxes	(3,427,810)	11,930,289	9,672,872	21,814,904
Income tax provision	(741,507)	2,145,076	644,580	4,130,716
Net income (loss)	$(2,686,303)	$9,785,213	$9,028,292	$17,684,188
Earnings per common share:
Basic	$(0.08)	$0.34	$0.28	$0.62
Diluted	$(0.08)	$0.33	$0.27	$0.59
Weighted average shares outstanding:
Basic	32,472,251	28,794,047	32,509,664	28,728,828
Diluted	32,472,251	29,741,265	33,253,612	29,833,955

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$9,028,292	$17,684,188
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	671,105	138,719
Stock-based compensation expense	2,908,381	2,440,347
Change in fair value of acquisition contingencies	(4,192,712)	-
Non-cash lease expense	13,761	-
Loss from equity method investment	127,864	336,348
Loss on disposition of assets	142,161	-
Deferred income taxes	(1,917,871)	526,781
Bad debt expense	11,404	147,775
Changes in assets and liabilities:
Accounts receivable	8,567,769	(766,894)
Prepaid expenses	791,954	(670,478)
Inventory	(2,920,658)	3,874,485
Deferred revenue	(150,000)	(142,173)
Income taxes payable	(1,918,510)	(590,380)
Accounts payable, accrued expenses and other liabilities	(1,702,718)	1,715,383
Net cash provided by operating activities	9,460,222	24,694,101
Cash flows from investing activities
Purchases of property and equipment	(904,160)	(381,981)
Proceeds from maturities of marketable investment securities	1,255,266	2,225,771
Purchases of marketable securities	(9,951,550)	-
Investment in joint venture	-	314,575
Net cash provided by (used in) investing activities	(9,600,444)	2,158,365
Cash flows from financing activities
Proceeds from exercise of options and warrants	177,871	444,899
Repurchases of common stock	(2,599,478)	-
Net cash provided by (used in) financing activities	(2,421,607)	444,899
Net increase in cash and cash equivalents	(2,561,829)	27,297,365
Cash and cash equivalents at beginning of period	88,607,234	42,976,713
Cash and cash equivalents at end of period	$86,045,405	$70,274,078
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$4,534,330	$3,423,700
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$218,906	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$681,327	$-
Business acquisition measurement period adjustments	$681,728	$-

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Equity
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$-	$80,271,999	$54,169,279	$134,475,098
Common stock issued for option exercises	-	-	45,456	45	-	49,956	-	50,001
Common stock issued for warrant exercises	-	-	50,000	50	-	99,950		100,000
Stock-based compensation	-	-	68,750	69	-	1,375,028	-	1,375,097
Net income	-	-	-	-	-	-	11,714,596	11,714,596
Balance as of March 31, 2022	-	$-	33,984,068	$33,984	$-	$81,796,933	$65,883,875	$147,714,792
Common stock issued for option exercises	-	-	25,335	25	-	27,844	-	27,869
Common stock issued for warrant exercises	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	215,583	215	-	1,533,069	-	1,533,284
Common stock issued for acquisitions	-	-	88,446	89	-	480,687	-	480,776
Repurchases of common stock	-	-	-	-	(2,599,478)	-	-	(2,599,478)
Net income	-	-	-	-	-	-	(2,686,303)	(2,686,303)
Balance as of June 30, 2022	-	$-	34,313,432	$34,313	$(2,599,478)	$83,838,533	$63,197,572	$144,470,940

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Equity
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$-	$49,157,236	$17,510,715	$66,696,509
Common stock issued for option exercises	-	-	65,891	66	-	148,914	-	148,980
Stock-based compensation	-	-	73,040	42	-	1,512,970	-	1,513,012
Net income	-	-	-	-	-	-	7,898,975	7,898,975
Balance as of March 31, 2021	-	$-	28,696,964	$28,666	$-	$50,819,120	$25,409,690	$76,257,476
Common stock issued for option exercises	-	-	118,334	118	-	295,799	-	295,917
Stock-based compensation	-	-	124,592	106	-	927,231	-	927,337
Net income	-	-	-	-	-	-	9,785,213	9,785,213
Balance as of June 30, 2021	-	$-	28,939,890	$28,890	$-	$52,042,150	$35,194,903	$87,265,943

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company”, “Co-Dx” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, ground-breaking portable PCR testing platform (the “Co-Dx PCR home testing platform”) designed to bring affordable, reliable gold-standard polymerase chain reaction (“PCR”) to patients in point-of-care and even at-home settings.

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies and emerging growth companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed on March 24, 2022.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of June 30, 2022 and December 31, 2021. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in certificates of deposit and U.S. treasury bills. The Company determines the appropriate classification of its marketable investment securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable investment securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable investment securities, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets. Any unrealized gains or losses are immaterial.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2022, total accounts receivable was $12,941,010 with an allowance for uncollectable accounts of $681,001 resulting in a net amount of $12,260,009. At December 31, 2021, total accounts receivable was $21,508,779 with an allowance for uncollectable accounts of $669,597 resulting in a net amount of $20,839,182.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At June 30, 2022, the Company had $4,705,921 in inventory, of which $3,927,698 was finished goods and $778,223 was raw materials. At December 31, 2021, the Company had $2,004,169 in inventory, of which $983,088 was finished goods and $1,021,081 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Research and Development

Research and development costs are expensed when incurred. For the three and six months ended June 30, 2022, the Company expensed $3,889,844 and $7,661,171 of research and development costs, respectively. For the three and six months ended June 30, 2021, the Company expensed $4,669,160 and $6,886,223, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three and six months ended June 30, 2022. One customer accounted for approximately 55% of total revenue for the three months ended June 30, 2022, and two customers together accounted for approximately 46% of total revenue for the six months ended June 30, 2022. Two customers together accounted for approximately 68% of total revenue for the three months ended June 30, 2021, and three customers together accounted for approximately 56% of total revenue for the six months ended June 30, 2021.

Four customers accounted for more than 10% of accounts receivable at June 30, 2022 and two customers accounted for more than 10% of accounts receivable at December 31, 2021. These customers together accounted for approximately 75% and 66% of accounts receivable at June, 2022 and December 31, 2021, respectively.

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

On January 1, 2022, the Company adopted Topic 842 using the modified retrospective approach with the effective date as the date of initial application. Consequently, results for the three and six months ended June 30, 2022 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. Upon adoption, the Company recognized an operating lease liability of $626,699 and a corresponding operating right-of-use asset of $681,327.

Note 3 – Business Combinations

On December 31, 2021, the Company completed its acquisition of Advanced Conceptions, Inc. (“ACI”) and Idaho Molecular Inc. (“IdMo”), which were related entities developing, with the Company, an at-home/point-of-care medical diagnostic device. Upon the completion of the acquisition, all outstanding ACI and Idaho Molecular common stock was initially exchanged for approximately 3.2 million shares of the Company’s common stock and contingent consideration that includes up to approximately 1.4 million shares and approximately 456,000 warrants to purchase shares of the Company’s common stock. The contingent consideration is based on the achievement of certain milestones, which include regulatory approval for identified products, as well as production and net revenue targets. Upon the completion of the acquisition, both ACI and IdMo became 100% wholly-owned subsidiaries of the Company.

During the quarter ended June 30, 2022, the Company finalized negotiations that were ongoing as of December 31, 2021, with one remaining shareholder of ACI, which resulted in an increase to the purchase consideration of $580,135. Additionally, there was an increase of $101,593 in the estimated tax liabilities that resulted from the acquisition. Due to the change in purchase consideration and estimated tax liabilities, a measurement period adjustment was recorded, resulting in an increase to goodwill of $681,728.

Following the resolution with the remaining shareholder, the total number of shares exchanged as purchase consideration was approximately 3.3 million shares. Additionally, the updated purchase consideration includes contingent consideration of up to approximately 1.4 million shares and 465,000 warrants to purchase shares of the Company’s common stock.

In addition, the adjustments to the provisional purchase consideration amount resulted in an increase in the gain on remeasurement of acquisition contingencies of $78,617, of which $64,587 relates to the quarter ended March 31, 2022.

Note 4 – Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations. The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2022:

Balance as of December 31, 2021	$14,706,818
Measurement period adjustments	681,728
Balance as of June 30, 2022	$15,388,546

Intangible Assets, Net

The following table presents details of the Company’s intangible assets, excluding goodwill:

	June 30, 2022
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(213,333)	880,667
Total intangible assets		$27,195,000	$(213,333)	$26,981,667

	December 31, 2021
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	-	1,094,000
Total intangible assets		$27,195,000	$-	$27,195,000

(1)	Based on weighted-average useful life established as of the acquisition date.

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

The following table summarizes the assets measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, by level within the fair value hierarchy:

	June 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$-	$56,587	$-	$56,587
Marketable securities (U.S. treasury bills)	-	9,951,500	-	9,951,500
Total assets measured at fair value	$-	$10,008,087	$-	$10,008,087
Liabilities:
Contingent consideration - common stock	$-	$-	$5,563,577	$5,563,577
Contingent consideration - warrants	-	-	875,711	875,711
Total liabilities measured at fair value	$-	$-	$6,439,288	$6,439,288

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities (certificates of deposit)	$-	$1,255,266	$-	$1,255,266
Total assets measured at fair value	$-	$1,255,266	$-	$1,255,266
Liabilities:
Contingent consideration - common stock	$-	$-	$8,684,669	$8,684,669
Contingent consideration - warrants	-	-	1,747,972	1,747,972
Total liabilities measured at fair value	$-	$-	$10,432,641	$10,432,641

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit and U.S treasury bills.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2021	$10,432,641
Change in contingent purchase consideration for measurement period adjustments	199,359
Change in fair value of contingent consideration issued for business acquisitions	(4,192,712)
Fair value as of June 30, 2022	$6,439,288

The fair value of the contingent consideration is based on the fair value of the contingent consideration-common stock and contingent consideration-warrants. The fair value of the contingent consideration-common stock is equal to the probability-adjusted value of the Company’s common stock as of June 30, 2022. The fair value of the contingent consideration-warrants is equal to the probability adjusted value of a call option with terms consistent with the terms of the warrants as of June 30, 2022. Prior to the probability adjustments, the warrants were valued based on the following inputs:

	June 30, 2022	December 31, 2021
Stock price	$5.61	$8.93
Strike price	$9.13	$9.13
Volatility	75.00%	80.00%
Risk-free rate	3.00%	1.30%
Expected term	4.5	5.0

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$4,499,354	$5,365,323	$18,725,742	$17,856,273
Rest of World	523,872	21,992,817	8,996,528	29,526,636
Total	$5,023,226	$27,358,140	$27,722,270	$47,382,909
Percentage of revenue by area:
United States	90%	20%	68%	38%
Rest of World	10%	80%	32%	62%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2022 were as follows:

Balance as of December 31, 2021	$150,000
Revenue recognized included in deferred revenue balance at the beginning of the period	(150,000)
Balance as of June 30, 2022	$-

Note 7 – Earnings Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income (loss), as reported	$(2,686,303)	$9,785,213	$9,028,292	$17,684,188

Denominator
Weighted average shares, basic	32,472,251	28,794,047	32,509,664	28,728,828
Dilutive effect of stock options, warrants and RSUs	-	947,218	743,948	1,105,127
Shares used to compute diluted earnings per share	32,472,251	29,741,265	33,253,612	29,833,955

Basic earnings per share	$(0.08)	$0.34	$0.28	$0.62
Diluted earnings per share	$(0.08)	$0.33	$0.27	$0.59

For the three and six months ended June 30, 2022, potentially dilutive securities of 1,391,156 and 1,155,136 were excluded from the calculation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, potentially dilutive securities of 931,341 and 146,133 were excluded from the calculation because their effect would have been anti-dilutive. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 also excludes the approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) reserves an aggregate of 6,000,000 shares of common stock issuable upon the grant of awards under the Incentive Plan. The number of awards available for issuance under the Incentive Plan was 1,091,766 at June 30, 2022.

Stock Options

The following table summarizes option activity during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	1,111,363	$2.12	$1.31	6.62
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(70,791)	1.10	0.51
Outstanding at June 30, 2022	1,040,572	$2.19	$1.37	6.39

Exercisable at June 30, 2022	1,040,572	$2.19	$1.37	6.39

The total intrinsic value of options exercised during the six months ended June 30, 2022 was approximately $0.4 million. The aggregate intrinsic value of outstanding options at June 30, 2022 was approximately $3.7 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted.

As of June 30, 2022, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the six months ended June, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,267,415	$9.94
Granted	1,019,000	5.29
Vested	(284,333)	10.04
Forfeited/Cancelled	(15,500)	9.91
Unvested at June 30, 2022	1,986,582	$7.54

As of June 30, 2022, there was approximately $13.6 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.

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

The following table summarizes warrant activity during the six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	526,281	$8.15	$4.01	4.7
Issued for adjustments to contingent purchase consideration	8,719	9.13	1.88	4.6
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(50,000)	2.00	1.22
Outstanding at June 30, 2022	485,000	$8.81	$2.43	4.5

The intrinsic value of warrants exercised during the six months ended June 30, 2022 and 2021 was approximately $0.3 million and $0, respectively. The aggregate intrinsic value of outstanding warrants at June 30, 2022 was approximately $0.1 million.

The total number of warrants exercisable at June 30, 2022 are 20,000. The ability to exercise the approximately 465,000 warrants issued in connection with acquisitions in the prior year is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company issued 0 and 5,548 shares of restricted stock for services during the six months ended June 30, 2022 and 2021, respectively. There was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	$37,241	$76,114	$78,115	$152,786
Restricted stock units	1,496,045	839,223	2,830,266	2,235,661
Stock	-	12,000	-	51,900
Total stock-based compensation expense	$1,533,286	$927,337	$2,908,381	$2,440,347

Note 9 – Income Taxes

For the three months ended June 30, 2022, the Company recognized a benefit from income taxes of $741,507, representing an effective tax rate of 21.6%. For the six months ended June 30, 2022, the Company recognized expense from income taxes of $644,580, representing an effective tax rate of 6.7%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three and six months ended June 30, 2021, the Company recognized expense from income taxes of $2,145,076 and $4,130,716, respectively.

Note 10 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, a former executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and the Company began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month through December 2021. At June 30, 2022 and 2021, the aggregate balance of this related party liability was $0 and $90,000, respectively.

Note 11 – Leases

The Company leases office space under a non-cancellable operating lease and leases cancellable with one month notice. The Company expenses the cancellable leases in the period incurred in accordance with the practical expedient elected. As such, one lease makes up the entirety of the right-of-use asset and lease liability disclosed.

For the three and six months ended June 30, 2022, components of lease expense are summarized as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs	$84,364	$170,951
Short-term lease costs	88,080	164,160
Total lease costs	$172,444	$335,111

Short-term lease costs under month-to-month lease agreements are paid to related parties.

As of June 30, 2022, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2022 (remainder)	$147,566
2023	303,059
2024	50,774
2025	-
2026	-
Thereafter	-
Total lease payments	501,399
Less: imputed interest	12,233
Present value of operating lease liabilities	489,166
Less: current portion	287,900
Long-term portion	$201,266

Other information related to operating leases was as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cash paid for operating leases included in operating cash flows	$167,445	$321,350
Remaining lease term of operating leases	2 years	2 years
Discount rate of operating leases	3.1%	3.1%

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

Six Months Ended
June 30, 2022
Balance, beginning of period	-
Repurchases of common stock	532,440
Balance, end of period	532,440

Note 14 – Subsequent Events

The Company evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no subsequent events to be reported.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company”, “Co-Dx” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, ground-breaking portable PCR testing platform (the “Co-Dx PCR home testing platform”) designed to bring affordable, reliable gold-standard polymerase chain reaction (“PCR”) to patients in point-of-care and even at-home settings.

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

On February 15, 2021, we engaged the services of a group of professionals at Idaho Molecular, Inc. (IdMo) and Advanced Conceptions, Inc (ACI) with the expertise to develop the hardware for such a device using our CoPrimers™ as the reagent chemistry. On December 31, 2021, we completed the acquisitions of IdMO and ACI, along with all existing and future assets and intellectual property related to the platform and device. It is expected that the device and test will be available to homes, schools, offices, and the travel industry among other locations at a cost that will allow frequent screening to reduce the spread of the COVID-19 virus and other contagions in the future. The device would also be available to test for other pathogens detectable through saliva or other samples as we develop those tests and offer them to the marketplace. All such tests will be subject to regulatory approval prior to commercialization.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2022 Compared to the Three Months ended June 30, 2021

Revenues

For the three months ended June 30, 2022, we generated revenues of $5,023,226, compared to revenues of $27,358,140 for the three months ended June 30, 2021. The decrease in revenue of $22,334,914 was primarily due to lower sales of our Logix Smart™ COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the three months ended June 30, 2022, $74,989 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test compared to $164,470 of revenue from the sales of such equipment for the three months ended June 30, 2021.

Cost of Revenues

We recorded cost of revenues of $915,432 for the three months ended June 30, 2022, compared to $2,504,355 for the three months ended June 30, 2021. The decrease in revenues combined with a larger percentage of fixed product production costs resulted in a lower cost of revenues and gross margin percentage. Of the total cost of sales during the three months ended June 30, 2022, $88,636 was from equipment sold to our customers compared to $131,403 for equipment sold to customers for the three months ended June 30, 2021.

Expenses

We incurred total operating expenses of $8,254,832 for the three months ended June 30, 2022, compared to total operating expenses of $13,062,620 for the three months ended June 30, 2021. The decrease in operating expenses was due to a decrease in business activities experienced as a result of our decrease in revenue, variable compensation, third party sales commissions reflected in sales and marketing, and a lower investment in third-party research and development.

Our sales and marketing expenses for the three months ended June 30, 2022 were $1,472,225, compared to $5,853,313 for the three months ended June 30, 2021. The decrease was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased stock-based compensation expense.

General and administrative expenses decreased from $2,468,433 for the three months ended June 30, 2021 to $2,468,421 for the three months ended June 30, 2022. The slight decrease in general and administrative expenses was primarily due to decreased variable compensation expense, partially offset by increased activity to support the growth of our business, including increased insurance expense and professional and advisory fees related to our recent acquisitions, as well as increased stock-based compensation expense.

Our research and development expenses decreased from $4,669,160 for the three months ended June 30, 2021 to $3,889,844 for the three months ended June 30, 2022. The primary decrease in expenses was a result of decreased expenditures to third parties related our point-of-care device development, partially offset by increases in personnel expenses related to our acquisitions of IdMo and ACI on December 31, 2021.

Other Income (Expense)

For the three months ended June 30, 2022 we had total other income of $719,228, compared to total other income of $139,124 for the three months ended June 30, 2021. The increase was due primarily to a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI, partially offset by a loss from our India joint venture.

Net Income

We realized a net loss for the three months ended June 30, 2022 of $2,686,303, compared with net income for the three months ended June 30, 2021 of $9,785,213. The decrease in net income was primarily the result of a decrease in revenues, partially offset by a decrease of operating expenses, as well as changes in the fair value of acquisition contingencies. Additionally, we recorded an income tax benefit of $741,507 for the three months ended June 30, 2022, compared to income tax expense of $2,145,076 for the three months ended June 30, 2021.

The Six Months Ended June 30, 2022 Compared to the Six Months ended June 30, 2021

Revenues

For the six months ended June 30, 2022, we generated revenues of $27,722,270, compared to revenues of $47,382,909 for the six months ended June 30, 2021. The decrease in revenue of $19,660,639 was primarily due to lower sales of our Logix Smart™ COVID-19 test developed in response to the current COVID-19 pandemic. Of the total revenue in the six months ended June 30, 2022, $438,939 related to the sale of third party manufactured equipment and consumables, which we sourced and sold to customers to facilitate the sales of our COVID-19 test compared to $430,985 of revenue from the sales of such equipment for the six months ended June 30, 2021.

Cost of Revenues

We recorded cost of revenues of $4,197,383 for the six months ended June 30, 2022, compared to $5,776,920 for the six months ended June 30, 2021. The decrease in revenues combined with a larger percentage of fixed product production costs resulted in a lower cost of revenues and gross margin percentage. Of the total cost of sales during the six months ended June 30, 2022, $463,318 was from equipment sold to our customers compared to $334,039 for equipment sold to customers for the six months ended June 30, 2021.

Expenses

We incurred total operating expenses of $17,847,766 for the six months ended June 30, 2022, compared to total operating expenses of $19,479,923 for the six months ended June 30, 2021. The decrease in operating expenses was due to a decrease in business activities experienced as a result of our decrease in revenue, variable compensation, third party sales commissions reflected in sales and marketing, and a lower investment in third-party research and development.

Our sales and marketing expenses for the six months ended June 30, 2022 were $4,124,373, compared to $7,050,859 for the six months ended June 30, 2021. The decrease was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased stock-based compensation expense.

General and administrative expenses decreased from $5,404,122 for the six months ended June 30, 2021 to $5,390,616 for the six months ended June 30, 2022. The slight decrease in general and administrative expenses was primarily due to decreased variable compensation expense, partially offset by increased activity to support the growth of our business, including increased insurance expense and professional and advisory fees related to our recent acquisitions, as well as increased stock-based compensation expense.

Our research and development expenses increased from $6,886,223 for the six months ended June 30, 2021 to $7,661,171 for the six months ended June 30, 2022. The primary increase in expenses was a result of increases in personnel expenses related to our acquisitions of IdMo and ACI on December 31, 2021, partially offset by a decrease in third-party research and development investment.

Other Income (Expense)

For the six months ended June 30, 2022 we had total other income of $3,995,751, compared to total other expense of $311,162 for the six months ended June 30, 2021. The increase was due primarily to a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI, partially offset by a loss from our India joint venture.

Net Income

We realized net income for the six months ended June 30, 2022 of $9,028,292, compared with net income for the six months ended June 30, 2021 of $17,684,188. The decrease in net income was primarily the result of a decrease in revenues, partially offset by a decrease of operating expenses, as well as changes in the fair value of acquisition contingencies. Additionally, we recorded income tax expense of $644,580 for the six months ended June 30, 2022, compared to $4,130,716 for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, we had cash and cash equivalents of $86,045,405 that could readily be converted into cash if needed. Additionally, our total current assets of June 30, 2022, were $114,567,459 compared to total current liabilities of $6,716,136.

Net cash provided by operating activities during the six months ended June 30, 2022 was $9,460,222, compared to $24,694,101 for the six months ended June 30, 2021. The decrease in cash from operating activities was primarily due to decreased revenues, increases in inventory, and the impact of non-cash items.

We used $9,600,444 of cash in investing activities during the six months ended June 30, 2022, primarily from purchases of marketable securities, offset by maturities of marketable investments and purchases of property and equipment, compared to cash from investing activities of $2,158,365 during the six months ended June 30, 2021.

Net cash used in financing activities was $2,421,607 for the six months ended June 30, 2022, compared to net cash provided by financing activities of $444,899 for the same period in the prior year. This decrease is due to the repurchase of outstanding common shares during the current period.

Since commencing sales of our Logix Smart™ COVID-19 test in March 2020, we have used our cash generated from those sales to fund the increase in our inventories and receivables and pay our operating expenses. We have increased our work force primarily in the area of research and development to complete development of additional tests to enable us to use our distributor network to sell other products throughout the world and remain profitable in the future. In March 2022 our board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. During the six months ended June 30, 2022 we have repurchased 532,440 outstanding common shares under the repurchase program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 16-10a-640 of the Utah Revised Business Corporation Act, no distribution may be made if, after giving it effect:

(a)	the corporation would not be able to pay its debts as they become due in the usual course of business; or

(b)	the corporation’s total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Share Repurchase Program

Issuer Purchase of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
04/01/22 – 04/30/22	-	$-	-	$30,000,000
05/01/22 – 05/31/22	434,140	$4.86	434,140	$27,889,918
06/01/22 – 06/30/22	98,300	$4.98	98,300	$27,400,522
Total	532,440	$4.88	532,440	$27,400,522

(1)	In March 2022 the company announced that its board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. The extent to which the company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the company to acquire any specific number of shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

2.1	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Advanced Conceptions, Inc., and Richard Abbott, as Company Representative (Incorporated by reference herein from Form 8-K (Exhibit 2.1), filed 06/16/22, SEC File No. 001-38148.
2.2	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Idaho Molecular, Inc., and Kirk Ririe, as Company Representative (Incorporated by reference herein from Form 8-K (Exhibit 2.2), filed 06/16/22, SEC File No. 001-38148
3.1	Amended and Restated Bylaws of Co-Diagnostics, Inc. (Incorporated by reference herein from Form 8-K (Exhibit 3.1), filed 04/01/22, SEC File No. 001-38148.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: August 11, 2022	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: August 11, 2022	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

