Form 10-Q
period 2022-09-30
Co-Diagnostics, Inc.
filed 2022-11-10
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 30,917,856 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$81,507,983	$88,607,234
Marketable investment securities	4,982,350	1,255,266
Accounts receivable, net	7,961,664	20,839,182
Inventory	5,441,726	2,004,169
Income taxes receivable	705,849	-
Prepaid expenses and other current assets	1,241,143	2,338,444
Note receivable	75,000	75,000
Total current assets	101,915,715	115,119,295
Property and equipment, net	2,438,112	1,933,216
Operating lease right-of-use asset	456,251	-
Goodwill	15,388,546	14,706,818
Intangible assets, net	26,875,000	27,195,000
Investment in joint venture	748,737	1,004,953
Note receivable	18,750	75,000
Total assets	$147,841,111	$160,034,282
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,055,889	$607,506
Accrued expenses, current	1,511,720	3,859,652
Operating lease liability, current	292,536	-
Contingent consideration liabilities, current	2,152,064	5,767,304
Income taxes payable	-	2,213,088
Deferred revenue	-	150,000
Total current liabilities	6,012,209	12,597,550
Long-term liabilities
Income taxes payable	1,559,557	1,067,853
Deferred tax liability	3,797,158	7,228,444
Operating lease liability	126,280	-
Contingent consideration liabilities	1,400,490	4,665,337
Total long-term liabilities	6,883,485	12,961,634
Total liabilities	12,895,694	25,559,184
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,332,182 shares issued and 30,917,856 shares outstanding as of September 30, 2022 and 33,819,862 shares issued and outstanding as of December 31, 2021	34,332	33,820
Treasury stock, at cost; 3,414,326 and 0 shares held as of September 30, 2022 and December 31, 2021, respectively	(12,994,373)	-
Additional paid-in capital	86,068,948	80,271,999
Accumulated earnings	61,836,510	54,169,279
Total stockholders’ equity	134,945,417	134,475,098
Total liabilities and stockholders’ equity	$147,841,111	$160,034,282

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$5,094,456	$30,101,353	$32,816,726	$77,484,262
Cost of revenue	767,936	3,311,255	4,965,319	9,088,175
Gross profit	4,326,520	26,790,098	27,851,407	68,396,087
Operating expenses
Sales and marketing	1,889,907	4,253,091	6,014,280	11,303,950
General and administrative	3,622,273	2,919,498	9,012,888	8,323,620
Research and development	5,037,461	5,893,350	12,698,632	12,779,573
Depreciation and amortization	312,494	94,038	984,100	232,757
Total operating expenses	10,862,135	13,159,977	28,709,900	32,639,900
Income (loss) from operations	(6,535,615)	13,630,121	(858,493)	35,756,187
Other income (expense)
Interest income	298,184	11,379	371,248	36,565
Gain (loss) on disposition of assets	4,044	-	(138,117)	-
Gain on remeasurement of acquisition contingencies	2,886,734	-	7,079,446	-
Loss on equity method investment in joint venture	(129,047)	(64,940)	(256,911)	(401,288)
Total other income (expense)	3,059,915	(53,561)	7,055,666	(364,723)
Income (loss) before income taxes	(3,475,700)	13,576,560	6,197,173	35,391,464
Income tax provision (benefit)	(2,114,638)	2,100,594	(1,470,058)	6,231,310
Net income (loss)	$(1,361,062)	$11,475,966	$7,667,231	$29,160,154
Earnings per common share:
Basic	$(0.04)	$0.40	$0.24	$1.01
Diluted	$(0.04)	$0.38	$0.23	$0.98
Weighted average shares outstanding:
Basic	31,321,368	28,941,357	32,109,213	28,800,450
Diluted	31,321,368	29,952,690	33,002,539	29,872,415

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$7,667,231	$29,160,154
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	984,100	232,757
Stock-based compensation expense	5,138,815	3,851,293
Change in fair value of acquisition contingencies	(7,079,446)	-
Non-cash lease expense	17,193	-
Loss from equity method investment	256,911	401,288
Loss on disposition of assets	138,117	-
Deferred income taxes	(3,431,286)	34,672
Bad debt expense	338,057	156,011
Changes in assets and liabilities:
Accounts receivable	12,539,461	(2,608,777)
Prepaid expenses	441,786	(116,068)
Inventory	(3,656,463)	4,432,048
Deferred revenue	(150,000)	(115,751)
Income taxes payable	(1,822,977)	692,823
Accounts payable, accrued expenses and other liabilities	(802,955)	82,495
Net cash provided by operating activities	10,578,544	36,202,945
Cash flows from investing activities
Purchases of property and equipment	(1,134,208)	(547,708)
Proceeds from maturities of marketable investment securities	6,223,740	3,084,161
Purchases of marketable securities	(9,950,824)	-
Investment in joint venture	-	491,739
Net cash provided by (used in) investing activities	(4,861,292)	3,028,192
Cash flows from financing activities
Proceeds from exercise of options and warrants	177,870	450,398
Repurchases of common stock	(12,994,373)	-
Net cash provided by (used in) financing activities	(12,816,503)	450,398
Net increase in cash and cash equivalents	(7,099,251)	39,681,535
Cash and cash equivalents at beginning of period	88,607,234	42,976,713
Cash and cash equivalents at end of period	$81,507,983	$82,658,248
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$4,496,239	$4,733,200
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$218,906	$260,216
Right-of-use assets obtained in exchange for new operating lease liabilities	$681,327	$-
Business acquisition measurement period adjustments	$681,728	$-

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Equity
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$-	$80,271,999	$54,169,279	$134,475,098
Common stock issued for option exercises	-	-	45,456	45	-	49,956	-	50,001
Common stock issued for warrant exercises	-	-	50,000	50	-	99,950		100,000
Stock-based compensation	-	-	68,750	69	-	1,375,028	-	1,375,097
Net income	-	-	-	-	-	-	11,714,596	11,714,596
Balance as of March 31, 2022	-	$-	33,984,068	$33,984	$-	$81,796,933	$65,883,875	$147,714,792
Common stock issued for option exercises	-	-	25,335	25	-	27,844	-	27,869
Stock-based compensation	-	-	215,583	215	-	1,533,069	-	1,533,284
Common stock issued for acquisitions	-	-	88,446	89	-	480,687	-	480,776
Repurchases of common stock	-	-	-	-	(2,599,478)	-	-	(2,599,478)
Net loss	-	-	-	-	-	-	(2,686,303)	(2,686,303)
Balance as of June 30, 2022	-	$-	34,313,432	$34,313	$(2,599,478)	$83,838,533	$63,197,572	$144,470,940
Stock-based compensation	-	-	18,750	19	-	2,230,415	-	2,230,434
Repurchases of common stock	-	-	-	-	(10,394,895)	-	-	(10,394,895)
Net loss	-	-	-	-	-	-	(1,361,062)	(1,361,062)
Balance as of September 30, 2022	-	$-	34,332,182	$34,332	$(12,994,373)	$86,068,948	$61,836,510	$134,945,417

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Equity
Balance as of December 31, 2020	-	$-	28,558,033	$28,558	$-	$49,157,236	$17,510,715	$66,696,509
Common stock issued for option exercises	-	-	65,891	66	-	148,914	-	148,980
Stock-based compensation	-	-	73,040	42	-	1,512,970	-	1,513,012
Net income	-	-	-	-	-	-	7,898,975	7,898,975
Balance as of March 31, 2021	-	$-	28,696,964	$28,666	$-	$50,819,120	$25,409,690	$76,257,476
Common stock issued for option exercises	-	-	118,334	118	-	295,799	-	295,917
Stock-based compensation	-	-	124,592	106	-	927,231	-	927,337
Net income	-	-	-	-	-	-	9,785,213	9,785,213
Balance as of June 30, 2021	-	$-	28,939,890	$28,890	$-	$52,042,150	$35,194,903	$87,265,943
Common stock issued for option exercises	-	-	5,000	5	-	5,495	-	5,500
Stock-based compensation	-	-	18,750	-	-	1,410,945	-	1,410,945
Net income	-	-	-	-	-	-	11,475,966	11,475,966
Balance as of September 30, 2021	-	$-	28,963,640	$28,895	$-	$53,458,590	$46,670,869	$100,158,354

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company”, “Co-Dx” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, ground-breaking portable PCR testing platform (the “Co-Dx PCR home testing platform”) designed to bring affordable, reliable gold-standard polymerase chain reaction (“PCR”) to patients in point-of-care and at-home settings.

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies and emerging growth companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed on March 24, 2022.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of September 30, 2022 and December 31, 2021. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2022, total accounts receivable was $8,969,317 with an allowance for uncollectable accounts of $1,007,653 resulting in a net amount of $7,961,664. At December 31, 2021, total accounts receivable was $21,508,779 with an allowance for uncollectable accounts of $669,597 resulting in a net amount of $20,839,182.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At September 30, 2022, the Company had $5,441,726 in inventory, of which $1,283,850 was finished goods and $4,157,876 was raw materials. At December 31, 2021, the Company had $2,004,169 in inventory, of which $983,088 was finished goods and $1,021,081 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Research and Development

Research and development costs are expensed when incurred. For the three and nine months ended September 30, 2022, the Company expensed $5,037,461 and $12,698,632 of research and development costs, respectively. For the three and nine months ended September 30, 2021, the Company expensed $5,893,350 and $12,779,573, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three and nine months ended September 30, 2022. One customer accounted for approximately 52% of total revenue for the three months ended September 30, 2022, and two customers together accounted for approximately 47% of total revenue for the nine months ended September 30, 2022. Two customers together accounted for approximately 56% of total revenue for the three months ended September 30, 2021, and three customers together accounted for approximately 49% of total revenue for the nine months ended September 30, 2021.

Four customers accounted for more than 10% of accounts receivable at September 30, 2022 and two customers accounted for more than 10% of accounts receivable at December 31, 2021. These customers together accounted for approximately 67% and 66% of accounts receivable at September 30, 2022 and December 31, 2021, respectively.

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

On January 1, 2022, the Company adopted Topic 842 using the modified retrospective approach with the effective date as the date of initial application. Consequently, results for the three and nine months ended September 30, 2022 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. Upon adoption, the Company recognized an operating lease liability of $626,699 and a corresponding operating right-of-use asset of $681,327.

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

In addition, the adjustments to the provisional purchase consideration amount resulted in an increase in the gain on remeasurement of acquisition contingencies of $78,617.

Note 4 – Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations. The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2022:

Balance as of December 31, 2021	$14,706,818
Measurement period adjustments	681,728
Balance as of September 30, 2022	$15,388,546

Intangible Assets, Net

The following table presents details of the Company’s intangible assets, excluding goodwill:

	September 30, 2022
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(320,000)	774,000
Total intangible assets		$27,195,000	$(320,000)	$26,875,000

	December 31, 2021
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	-	1,094,000
Total intangible assets		$27,195,000	$-	$27,195,000

(1)	Based on weighted-average useful life established as of the acquisition date.

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

The following table summarizes the assets measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, by level within the fair value hierarchy:

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$-	$5,060,362	$-	$5,060,362
Marketable securities (U.S. treasury bills)	-	4,982,350	-	4,982,350
Total assets measured at fair value	$-	$10,042,712	$-	$10,042,712
Liabilities:
Contingent consideration - common stock	$-	$-	$3,183,437	$3,183,437
Contingent consideration - warrants	-	-	369,117	369,117
Total liabilities measured at fair value	$-	$-	$3,552,554	$3,552,554

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities (certificates of deposit)	$-	$1,255,266	$-	$1,255,266
Total assets measured at fair value	$-	$1,255,266	$-	$1,255,266
Liabilities:
Contingent consideration - common stock	$-	$-	$8,684,669	$8,684,669
Contingent consideration - warrants	-	-	1,747,972	1,747,972
Total liabilities measured at fair value	$-	$-	$10,432,641	$10,432,641

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit and U.S treasury bills as of December 31, 2021 and September 30, 2022, respectively.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2021	$10,432,641
Change in contingent purchase consideration for measurement period adjustments	199,359
Change in fair value of contingent consideration issued for business acquisitions	(7,079,446)
Fair value as of September 30, 2022	$3,552,554

The fair value of the contingent consideration is based on the fair value of the contingent consideration-common stock and contingent consideration-warrants. The fair value of the contingent consideration-common stock is equal to the probability-adjusted value of the Company’s common stock as of September 30, 2022. The fair value of the contingent consideration-warrants is equal to the probability adjusted value of a call option with terms consistent with the terms of the warrants as of September 30, 2022. Prior to the probability adjustments, the warrants were valued based on the following inputs:

	September 30, 2022	December 31, 2021
Stock price	$3.21	$8.93
Strike price	$9.13	$9.13
Volatility	75.00%	80.00%
Risk-free rate	4.10%	1.30%
Expected term	4.3	5.0

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$4,699,444	$16,907,574	$23,425,186	$34,701,035
Rest of World	395,012	13,193,779	9,391,540	42,783,227
Total	$5,094,456	$30,101,353	$32,816,726	$77,484,262
Percentage of revenue by area:
United States	92%	56%	71%	45%
Rest of World	8%	44%	29%	55%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2022 were as follows:

Balance as of December 31, 2021	$150,000
Revenue recognized included in deferred revenue balance at the beginning of the period	(150,000)
Balance as of September 30, 2022	$-

Note 7 – Earnings Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income (loss), as reported	$(1,361,062)	$11,475,966	$7,667,231	$29,160,154

Denominator
Weighted average shares, basic	31,321,368	28,941,357	32,109,213	28,800,450
Dilutive effect of stock options, warrants and RSUs	-	1,011,333	893,326	1,071,965
Shares used to compute diluted earnings per share	31,321,368	29,952,690	33,002,539	29,872,415

Basic earnings per share	$(0.04)	$0.40	$0.24	$1.01
Diluted earnings per share	$(0.04)	$0.38	$0.23	$0.98

For the three and nine months ended September 30, 2022, potentially dilutive securities of 2,631,642 and 1,385,869 were excluded from the calculation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, potentially dilutive securities of 50,000 and 147,436 were excluded from the calculation because their effect would have been anti-dilutive. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 also excludes the approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022 the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 6,210,790 at September 30, 2022.

Stock Options

The following table summarizes option activity during the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	1,111,363	$2.12	$1.31	6.62
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(70,791)	1.10	0.51
Outstanding at September 30, 2022	1,040,572	$2.19	$1.37	6.13

Exercisable at September 30, 2022	1,040,572	$2.19	$1.37	6.13

The total intrinsic value of options exercised during the nine months ended September 30, 2022 was approximately $0.4 million. The aggregate intrinsic value of outstanding options at September 30, 2022 was approximately $1.4 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted.

As of September 30, 2022, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,267,415	$9.94
Granted	1,925,476	5.66
Vested	(303,083)	10.01
Forfeited/Cancelled	(41,000)	8.31
Unvested at September 30, 2022	2,848,808	$7.06

As of September 30, 2022, there was approximately $17.1 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table summarizes warrant activity during the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	526,281	$8.15	$4.01	4.7
Issued for adjustments to contingent purchase consideration	8,719	9.13	1.88	4.6
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(50,000)	2.00	1.22
Outstanding at September 30, 2022	485,000	$8.81	$2.43	4.3

The intrinsic value of warrants exercised during the nine months ended September 30, 2022 and 2021 was approximately $0.3 million and $0, respectively. The aggregate intrinsic value of outstanding warrants at September 30, 2022 was approximately $0.1 million.

The total number of warrants exercisable at September 30, 2022 are 20,000. The ability to exercise the approximately 465,000 warrants issued in connection with acquisitions in the prior year is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock Issued for Services

The Company has issued restricted stock to third parties for services provided. The grant date fair value of the restricted stock granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the stock awards. The Company issued 0 and 5,548 shares of restricted stock for services during the nine months ended September 30, 2022 and 2021, respectively. There was no unrecognized stock-based compensation expense related to restricted stock issued.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to the types of awards discussed above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	$-	$66,247	$78,115	$219,033
Restricted stock units	2,230,434	1,344,698	5,060,700	3,580,360
Stock	-	-	-	51,900
Total stock-based compensation expense	$2,230,434	$1,410,945	$5,138,815	$3,851,293

Note 9 – Income Taxes

For the three months ended September 30, 2022, the Company recognized a benefit from income taxes of $2,114,638, representing an effective tax rate of 43.8%. For the nine months ended September 30, 2022, the Company recognized a benefit from income taxes of $1,470,058, representing an effective tax rate of 30.0%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three and nine months ended September 30, 2021, the Company recognized expense from income taxes of $2,100,594 and $6,231,310, respectively.

Note 10 – Related Party Transactions

The Company acquired the exclusive rights to the CoPrimer technology pursuant to an exclusive license agreement, dated April 2014 (the “Exclusive License Agreement”), between the Company and DNA Logix, Inc., which was assigned to Dr. Brent Satterfield, a former executive officer, prior to the Company’s acquisition of DNA Logix, Inc. On March 1, 2017, the Company entered into an amendment to its Exclusive License Agreement for its Cooperative Primers (“License”) technology with Dr. Satterfield. The amendment provides in part that all accrued royalties under the License cease as of January 1, 2017, and the Company began in January 2017 to pay to Dr. Satterfield $700,000 of accrued royalties at the rate of $10,000 per month through December 2021. At September 30, 2022 and 2021, the aggregate balance of this related party liability was $0 and $30,000, respectively.

Note 11 – Leases

The Company leases office space under a non-cancellable operating lease and leases cancellable with one month notice. The Company expenses the cancellable leases in the period incurred in accordance with the practical expedient elected. As such, one lease makes up the entirety of the right-of-use asset and lease liability disclosed.

For the three and nine months ended September 30, 2022, components of lease expense are summarized as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease costs	$82,797	$253,748
Short-term lease costs	113,294	277,454
Total lease costs	$196,091	$531,202

Short-term lease costs under month-to-month lease agreements are paid to related parties.

As of September 30, 2022, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2022 (remainder)	$73,783
2023	303,059
2024	50,773
2025	-
2026	-
Thereafter	-
Total lease payments	427,615
Less: imputed interest	8,799
Present value of operating lease liabilities	418,816
Less: current portion	292,536
Long-term portion	$126,280

Other information related to operating leases was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for operating leases included in operating cash flows	$192,659	$514,009
Remaining lease term of operating leases	1 year	1 year
Discount rate of operating leases	3.1%	3.1%

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

Note 13 – Share Repurchase Program

In March 2022, the Company’s Board of Directors authorized a share repurchase program that would allow the Company to repurchase up to $30.0 million of CODX common stock. The repurchase program does not obligate the Company to acquire any particular number of common shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The timing and amount of any share repurchases under the share repurchase program will be determined by Co-Diagnostics’ management at its discretion based on ongoing assessments of the capital needs of the business, the market price of the Company’s common stock, corporate and regulatory requirements, and general market conditions.

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

Nine Months Ended
September 30, 2022
Balance, beginning of period	-
Repurchases of common stock	3,414,326
Balance, end of period	3,414,326

Note 14 – Subsequent Events

The Company evaluated subsequent events pursuant to ASC Topic 855 and determined that there are no subsequent events to be reported.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company”, “Co-Dx” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, ground-breaking portable PCR testing platform (the “Co-Dx PCR home testing platform”) designed to bring affordable, reliable gold-standard polymerase chain reaction (“PCR”) to patients in point-of-care and at-home settings.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2022 Compared to the Three Months ended September 30, 2021

Revenues

For the three months ended September 30, 2022, we generated revenues of $5,094,456, compared to revenues of $30,101,353 for the three months ended September 30, 2021. The decrease in revenue of $25,006,897 was primarily due to lower sales of our Logix Smart™ COVID-19 test developed in response to the current COVID-19 pandemic.

Cost of Revenues

We recorded cost of revenues of $767,936 for the three months ended September 30, 2022, compared to $3,311,255 for the three months ended September 30, 2021. The decrease in revenues combined with a larger percentage of fixed product production costs resulted in a lower cost of revenues and gross margin percentage.

Expenses

We incurred total operating expenses of $10,862,135 for the three months ended September 30, 2022, compared to total operating expenses of $13,159,977 for the three months ended September 30, 2021. The decrease in operating expenses was due to a decrease in business activities experienced as a result of our decrease in revenue, variable compensation, third party sales commissions reflected in sales and marketing, and a lower investment in third-party research and development. These decreases were partially offset by increased stock-compensation expense.

Our sales and marketing expenses for the three months ended September 30, 2022 were $1,889,907, compared to $4,253,091 for the three months ended September 30, 2021. The decrease was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased stock-based compensation expense.

General and administrative expenses increased from $2,919,498 for the three months ended September 30, 2021 to $3,622,273 for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increased insurance expense and professional, legal, and advisory fees, as well as increased stock-based compensation expense, partially offset by decreased variable compensation expense.

Our research and development expenses decreased from $5,893,350 for the three months ended September 30, 2021 to $5,037,461 for the three months ended September 30, 2022. The primary decrease in expenses was a result of decreased expenditures to third parties related our point-of-care device development, partially offset by increases in personnel expenses related to our acquisitions of IdMo and ACI on December 31, 2021, the primary focus of which relates to the point-of-care device development, as well as increased stock-based compensation expense.

Other Income (Expense)

For the three months ended September 30, 2022 we had total other income of $3,059,915, compared to total other expense of $53,561 for the three months ended September 30, 2021. The increase was due primarily to a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI.

Net Income

We realized a net loss for the three months ended September 30, 2022 of $1,361,062, compared with net income for the three months ended September 30, 2021 of $11,475,966. The decrease in net income was primarily the result of a decrease in revenues, partially offset by a decrease of operating expenses, as well as changes in the fair value of acquisition contingencies. Additionally, we recorded an income tax benefit of $2,114,638 for the three months ended September 30, 2022, compared to income tax expense of $2,100,594 for the three months ended September 30, 2021.

The Nine Months Ended September 30, 2022 Compared to the Nine Months ended September 30, 2021

Revenues

For the nine months ended September 30, 2022, we generated revenues of $32,816,726, compared to revenues of $77,484,262 for the nine months ended September 30, 2021. The decrease in revenue of $44,667,536 was primarily due to lower sales of our Logix Smart™ COVID-19 test developed in response to the current COVID-19 pandemic.

Cost of Revenues

We recorded cost of revenues of $4,965,319 for the nine months ended September 30, 2022, compared to $9,088,175 for the nine months ended September 30, 2021. The decrease in revenues combined with a larger percentage of fixed product production costs resulted in a lower cost of revenues and gross margin percentage.

Expenses

We incurred total operating expenses of $28,709,900 for the nine months ended September 30, 2022, compared to total operating expenses of $32,639,900 for the nine months ended September 30, 2021. The decrease in operating expenses was due to a decrease in business activities experienced as a result of our decrease in revenue, variable compensation, and third party sales commissions reflected in sales and marketing, partially offset by increased stock-based compensation expense.

Our sales and marketing expenses for the nine months ended September 30, 2022 were $6,014,280, compared to $11,303,950 for the nine months ended September 30, 2021. The decrease was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased stock-based compensation expense.

General and administrative expenses increased from $8,323,620 for the nine months ended September 30, 2021 to $9,012,888 for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increased insurance expense and professional, legal, and advisory fees, as well as increased stock-based compensation expense, partially offset by decreased variable compensation expense.

Our research and development expenses decreased slightly from $12,779,573 for the nine months ended September 30, 2021 to $12,698,632 for the nine months ended September 30, 2022. The primary increase in expenses was a result of increases in personnel expenses related to our acquisitions of IdMo and ACI on December 31, 2021, the primary focus of which relates to the point-of-care device development, partially offset by a decrease in third-party research and development investment, as well as increased stock-based compensation expense.

Other Income (Expense)

For the nine months ended September 30, 2022 we had total other income of $7,055,666, compared to total other expense of $364,723 for the nine months ended September 30, 2021. The increase was due primarily to a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI.

Net Income

We realized net income for the nine months ended September 30, 2022 of $7,667,231, compared with net income for the nine months ended September 30, 2021 of $29,160,154. The decrease in net income was primarily the result of a decrease in revenues, partially offset by a decrease of operating expenses, as well as changes in the fair value of acquisition contingencies. Additionally, we recorded an income tax benefit of $1,470,058 for the nine months ended September 30, 2022, compared to income tax expense of $6,231,310 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents of $81,507,983. Additionally, we had $4,982,350 of marketable securities that could readily be converted into cash if needed. Additionally, our total current assets of September 30, 2022, were $101,915,715 compared to total current liabilities of $6,012,209.

Net cash provided by operating activities during the nine months ended September 30, 2022 was $10,578,544, compared to $36,202,945 for the nine months ended September 30, 2021. The decrease in cash from operating activities was primarily due to decreased revenues, increases in inventory, and the impact of non-cash items.

We used $4,861,292 of cash in investing activities during the nine months ended September 30, 2022, primarily from purchases of marketable securities, offset by maturities of marketable investments and purchases of property and equipment, compared to cash provided by investing activities of $3,028,192 during the nine months ended September 30, 2021.

Net cash used in financing activities was $12,816,503 for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $450,398 for the same period in the prior year. This decrease is due to the repurchase of outstanding common shares during the current fiscal year.

Since commencing sales of our Logix Smart™ COVID-19 test in March 2020, we have used our cash generated from those sales to fund the increase in our inventories and receivables and pay our operating expenses. We have increased our work force primarily in the area of research and development to develop the Co-Dx PCR home testing platform and complete development of additional tests to enable us to use our distributor network to sell other products throughout the world and remain profitable in the future. In March 2022 our board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. During the nine months ended September 30, 2022 we have repurchased 3,414,326 outstanding common shares under the repurchase program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 16-10a-640 of the Utah Revised Business Corporation Act, no distribution may be made if, after giving it effect:

(a)	the corporation would not be able to pay its debts as they become due in the usual course of business; or

(b)	the corporation’s total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Share Repurchase Program

Issuer Purchase of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
07/01/22 – 07/31/22	-	$-	-	$27,400,522
08/01/22 – 08/31/22	1,938,355	$3.82	1,938,355	$20,000,035
09/01/22 – 09/30/22	943,531	$3.17	943,531	$17,005,627

Total	2,881,886	$3.61	2,881,886	$17,005,627

(1)	In March 2022 the company announced that its board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. The extent to which the company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the company to acquire any specific number of shares of its common stock.

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

CO-DIAGNOSTICS, INC.

Date: November 10, 2022	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: November 10, 2022	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

