Form 10-Q
period 2023-03-31
Co-Diagnostics, Inc.
filed 2023-05-11
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 30,263,536 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$6,359,380	$22,973,803
Marketable investment securities	68,920,535	58,289,066
Accounts receivable, net	2,702,196	3,453,723
Inventory, net	5,294,653	5,310,473
Income taxes receivable	1,695,480	1,870,419
Prepaid expenses and other current assets	913,175	761,187
Note receivable	37,500	75,000
Total current assets	85,922,919	92,733,671
Property and equipment, net	2,510,083	2,539,483
Operating lease right-of-use asset	952,176	372,115
Intangible assets, net	26,661,667	26,768,333
Investment in joint venture	950,001	672,679
Total assets	$116,996,846	$123,086,281
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$829,819	$952,296
Accrued expenses, current	1,492,611	934,447
Operating lease liability, current	277,290	297,209
Contingent consideration liabilities, current	992,229	1,689,471
Deferred revenue	18,120	-
Total current liabilities	3,610,069	3,873,423
Long-term liabilities
Income taxes payable	1,193,080	1,181,284
Deferred tax liability	203,335	2,417,987
Operating lease liability	658,137	50,708
Contingent consideration liabilities	702,455	1,042,885
Total long-term liabilities	2,757,007	4,692,864
Total liabilities	6,367,076	8,566,287
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,823,015 shares issued and 30,632,345 shares outstanding as of March 31, 2023 and 34,754,265 shares issued and 30,872,607 shares outstanding as of December 31, 2022	34,823	34,754
Treasury stock, at cost; 4,190,670 and 3,881,658 shares held as of March 31, 2023 and December 31, 2022, respectively	(14,694,062)	(14,211,866)
Additional paid-in capital	90,641,608	88,472,935
Accumulated other comprehensive income	471,761	293,140
Accumulated earnings	34,175,640	39,931,031
Total stockholders’ equity	110,629,770	114,519,994
Total liabilities and stockholders’ equity	$116,996,846	$123,086,281

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$601,957	$22,699,044
Cost of revenue	502,241	3,281,951
Gross profit	99,716	19,417,093
Operating expenses
Sales and marketing	1,706,331	2,652,148
General and administrative	3,013,965	2,922,195
Research and development	5,014,060	3,771,327
Depreciation and amortization	316,010	247,264
Total operating expenses	10,050,366	9,592,934
Income (loss) from operations	(9,950,650)	9,824,159
Other income
Interest income	202,372	11,393
Realized gain on investments	418,082	-
(Loss) on disposition of assets	-	(93,421)
Gain on remeasurement of acquisition contingencies	1,037,672	3,379,890
Gain (loss) on equity method investment in joint venture	277,322	(21,339)
Total other income	1,935,448	3,276,523
Income (loss) before income taxes	(8,015,202)	13,100,682
Income tax provision (benefit)	(2,259,811)	1,386,087
Net income (loss)	$(5,755,391)	$11,714,595
Other comprehensive income
Change in net unrealized gains on marketable securities, net of tax	$178,621	$-
Total other comprehensive income	$178,621	$-
Comprehensive income (loss)	$(5,576,770)	$11,714,595

Earnings per common share:
Basic	$(0.20)	$0.35
Diluted	$(0.20)	$0.34
Weighted average shares outstanding:
Basic	29,483,540	33,935,570
Diluted	29,483,540	34,711,476

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(5,755,391)	$11,714,595
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	316,010	247,264
Stock-based compensation expense	2,168,742	1,375,097
Change in fair value of acquisition contingencies	(1,037,672)	(3,379,890)
Non-cash lease expense	7,449	8,762
(Gain) loss from equity method investment	(277,322)	21,339
Loss on disposition of assets	-	93,421
Deferred income taxes	(2,214,652)	(1,359,716)
Bad debt expense	(114,133)	47,862
Changes in assets and liabilities:
Accounts receivable	865,660	(871,083)
Prepaid expenses	60,451	1,042,932
Inventory	15,821	(3,088,944)
Deferred revenue	18,120	(150,000)
Income taxes payable	11,796	2,745,803
Accounts payable, accrued expenses and other liabilities	435,686	(641,604)
Net cash (used in) provided by operating activities	(5,499,435)	7,805,838
Cash flows from investing activities
Purchases of property and equipment	(179,944)	(396,600)
Proceeds from maturities of marketable investment securities	30,539,621	1,255,266
Purchases of marketable securities	(40,992,469)	-
Net cash (used in) provided by investing activities	(10,632,792)	858,666
Cash flows from financing activities
Proceeds from exercise of options and warrants	-	150,001
Repurchases of common stock	(482,196)	-
Net cash (used in) provided by financing activities	(482,196)	150,001
Net (decrease) increase in cash and cash equivalents	(16,614,423)	8,814,505
Cash and cash equivalents at beginning of period	22,973,803	88,607,234
Cash and cash equivalents at end of period	$6,359,380	$97,421,739
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$29,500	$-
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$-	$192,056
Right-of-use assets obtained in exchange for new operating lease liabilities	$657,150	$681,327

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation	-	-	68,750	69	-	2,168,673	-	-	2,168,742
Repurchases of common stock	-	-	-	-	(482,196)	-	-	-	(482,196)
Other comprehensive income, net of tax	-	-	-	-	-	-	178,621	-	178,621
Net loss	-	-	-	-	-	-	-	(5,755,391)	(5,755,391)
Balance as of March 31, 2023	-	$-	34,823,015	$34,823	$(14,694,062)	$90,641,608	$471,761	$34,175,640	$110,629,770

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$-	$80,271,999	$-	$54,169,279	$134,475,100
Common stock issued for option exercises	-	-	45,456	45	-	49,956	-	-	50,001
Common stock issued for warrant exercises	-	-	50,000	50	-	99,950	-		100,000
Stock-based compensation	-	-	68,750	69	-	1,375,028	-	-	1,375,097
Net income	-	-	-	-	-	-	-	11,714,595	11,714,595
Balance as of March 31, 2022	-	$-	33,984,068	$33,984	$-	$81,796,933	$-	$65,883,874	$147,714,793

See accompanying notes to unaudited consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR device and proprietary test cups (the “Co-Dx PCR Home™ platform”) that have been designed to bring affordable, reliable polymerase chain reaction (“PCR”) to patients in point-of-care and even at-home settings. This platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. There is no guarantee the Co-Dx PCR Home platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed on March 16, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of March 31, 2023 and December 31, 2022. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At March 31, 2023, total accounts receivable was $5,686,589 with an allowance for uncollectable accounts of $2,984,393 resulting in a net amount of $2,702,196. At December 31, 2022, total accounts receivable was $6,552,249 with an allowance for uncollectable accounts of $3,098,526 resulting in a net amount of $3,453,723.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At March 31, 2023, the Company had $5,294,653 in inventory, comprised of $1,081,540 of finished goods, and $4,213,113 of raw materials. At December 31, 2022, the Company had $5,310,473 in inventory, of which $1,327,264 was finished goods and $3,983,209 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

Intangible Assets

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

Research and Development

Research and development costs are expensed when incurred. For the three months ended March 31, 2023, the Company expensed $5,014,060 of research and development costs, respectively. For the three months ended March 31, 2022, the Company expensed $3,771,327.

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

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three months ended March 31, 2023. Two customers accounted for approximately 44% of total revenue for the three months ended March 31, 2023. Three customers together accounted for approximately 54% of total revenue for the three months ended March 31, 2022.

Four customers accounted for more than 10% of accounts receivable at March 31, 2023 and one customer accounted for more than 10% of accounts receivable at December 31, 2022. These customers together accounted for approximately 82% and 37% of accounts receivable at March 31, 2023 and December 31, 2022, respectively.

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

Note 3 - Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	March 31, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,089,090	$-	$-	$6,089,090	$6,089,090	$-
Level 1:
Money market funds	270,290	-	-	270,290	270,290	-
Subtotal	270,290	-	-	270,290	270,290	-
Level 2:
U.S. treasury securities	68,294,247	-	626,288	68,920,535	-	68,920,535
Subtotal	68,294,247	-	626,288	68,920,535	-	68,920,535
Total	$74,653,627	$-	$626,288	$75,279,915	$6,359,380	$68,920,535

	December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$12,834,444	$-	$-	$12,834,444	$12,834,444	$-
Level 1:
Money market funds	146,359	-	-	146,359	146,359	-
Subtotal	146,359	-	-	146,359	146,359	-
Level 2:
U.S. treasury securities	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Subtotal	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Total	$80,873,628	$-	$389,241	$81,262,869	$22,973,803	$58,289,066

Marketable investment securities held as of March 31, 2023 mature over the next 12 months.

Note 4 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2023
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(533,333)	560,667
Total intangible assets		$27,195,000	$(533,333)	$26,661,667

	December 31, 2022
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(426,667)	667,333
Total intangible assets		$27,195,000	$(426,667)	$26,768,333

(1)	Based on weighted-average useful life established as of the acquisition date.

The expected future annual amortization expense of the Company’s intangible assets held as of March 31, 2023 is as follows:

Year Ending December 31,	Amortization Expense
2023	258,003
2024	302,664
Total	$560,667

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	March 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$-	$298,605	$-	$298,605
Marketable securities (U.S. treasury bills and notes)	-	68,920,535	-	68,920,535
Total assets measured at fair value	$-	$69,219,140	$-	$69,219,140
Liabilities:
Contingent consideration - common stock	$-	$-	$1,467,753	$1,467,753
Contingent consideration - warrants	-	-	226,931	226,931
Total liabilities measured at fair value	$-	$-	$1,694,684	$1,694,684

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$-	$10,179,667	$-	$10,179,667
Marketable securities (U.S. treasury bills and notes)	-	58,289,066	-	58,289,066
Total assets measured at fair value	$-	$68,468,733	$-	$68,468,733
Liabilities:
Contingent consideration - common stock	$-	$-	$2,499,147	$2,499,147
Contingent consideration - warrants	-	-	233,209	233,209
Total liabilities measured at fair value	$-	$-	$2,732,356	$2,732,356

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of March 31, 2023 and December 31, 2022.

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

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2022	$2,732,356
Change in fair value of contingent consideration issued for business acquisitions	(1,037,672)
Fair value as of March 31, 2023	$1,694,684

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

	March 31, 2023	December 31, 2022
Stock price	$1.48	$2.52
Strike price	$9.13	$9.13
Volatility	117.00%	75.00%
Risk-free rate	3.70%	4.10%
Expected term	3.8	4.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2023	2022
United States	$393,154	$14,218,398
Rest of World	208,803	8,480,646
Total	$601,957	$22,699,044
Percentage of revenue by area:
United States	65%	63%
Rest of World	35%	37%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2023 were as follows:

Balance as of December 31, 2022	$-
Increase due to prepayments from customers	18,120
Balance as of March 31, 2023	$18,120

Note 7 – Earnings Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Numerator
Net income, as reported	$(5,755,391)	$11,714,595

Denominator
Weighted average shares, basic	29,483,540	33,935,570
Dilutive effect of stock options, warrants and RSUs	-	775,906
Shares used to compute diluted earnings per share	29,483,540	34,711,476

Basic earnings per share	$(0.20)	$0.35
Diluted earnings per share	$(0.20)	$0.34

For the three months ended March 31, 2022, potentially dilutive securities of 1,271,304 were excluded from the calculation because their effect would have been anti-dilutive. The computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, also excludes the approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three months ended March 31, 2023, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of March 31, 2023, consisting of: (i) 2,732,517 restricted stock units and (ii) 120,445 options.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 5,518,290 at March 31, 2023.

Stock Options

The following table summarizes option activity during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	1,040,572	$2.19	$1.37	5.88
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2023	1,040,572	$2.19	$1.37	5.64

Exercisable at March 31, 2023	1,040,572	$2.19	$1.37	5.64

The aggregate intrinsic value of outstanding options at March 31, 2023 was approximately $0.3 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of March 31, 2023, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,426,725	$6.95
Granted	692,500	2.82
Vested	(68,750)	10.23
Forfeited/Cancelled	-	-
Unvested at March 31, 2023	3,050,475	$5.94

As of March 31, 2023, there was approximately $14.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.1 years.

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

The following table summarizes warrant activity during the three months ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	485,000	$8.81	$2.43	4.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2023	485,000	$8.81	$1.09	3.8

There were no warrants exercised during the three months ended March 31, 2023. The intrinsic value of warrants exercised during the three months ended March 31, 2022 was approximately $0.3 million. The aggregate intrinsic value of outstanding warrants at March 31, 2023 was approximately $0.1 million.

The total number of warrants exercisable at March 31, 2023 is 20,000. The ability to exercise the approximately 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Cost of sales	$12,008	$12,327
Sales and marketing	529,117	388,017
General and administrative	1,192,214	765,199
Research and development	435,403	209,554
Total stock-based compensation expense	$2,168,742	$1,375,097

Note 9 – Income Taxes

For the three months ended March 31, 2023, the Company recognized a benefit from income taxes of $2,259,811, representing an effective tax rate of 28.2%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended March 31, 2022, the Company recognized expense from income taxes of $1,386,087.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases office space under a non-cancellable operating lease and leases cancellable with one month notice. The Company expenses the cancelable leases in the period incurred in accordance with the practical expedient elected. As such, one lease makes up the entirety of the right-of-use asset and lease liability disclosed. During the three months ended March 31, 2023, this lease was amended to extend the lease term. As a result of this amendment, the Company recognized an additional operating lease liability and corresponding operating right-of-use asset of $657,150.

For the three months ended March 31, 2023, components of lease expense are summarized as follows:

Three Months Ended March 31, 2023
Operating lease costs	$87,607
Short-term lease costs	108,678
Total lease costs	$196,285

Short-term lease costs under month-to-month lease agreements are paid to related parties.

As of March 31, 2023, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2023	$245,226
2024	353,919
2025	368,291
2026	61,680
2027	-
Thereafter	-
Total lease payments	1,029,116
Less: imputed interest	93,689
Present value of operating lease liabilities	935,427
Less: current portion	277,290
Long-term portion	$658,137

Other information related to operating leases was as follows:

Three Months Ended March 31, 2023
Cash paid for operating leases included in operating cash flows	$188,835
Remaining lease term of operating leases	3 years
Discount rate of operating leases	6.7%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in two class action claims and three derivative actions claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to two commercial litigation lawsuits in which plaintiffs are claiming they are owned certain remuneration based on alleged agreements with the Company. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Note 11 – Share Repurchase Program

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

Three Months Ended
March 31, 2023
Balance, beginning of period	3,881,658
Repurchases of common stock	309,012
Balance, end of period	4,190,670

Note 12 – Subsequent Events

None.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the SEC. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, and the audited financial statements and notes included therein.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR device and proprietary test cups (the “Co-Dx PCR Home platform”) that have been designed to bring affordable, reliable polymerase chain reaction (“PCR”) to patients in point-of-care and even at-home settings. This platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. There is no guarantee that our Co-Dx PCR Home platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2023 Compared to the Three Months ended March 31, 2022

Revenues

For the three months ended March 31, 2023, we generated revenues of $601,957, compared to revenues of $22,699,044 for the three months ended March 31, 2022. The decrease in revenue of $22,097,087 was primarily due to lower sales of our Logix Smart COVID-19 test developed in response to the COVID-19 pandemic.

Cost of Revenues

We recorded cost of revenues of $502,241 for the three months ended March 31, 2023, compared to $3,281,951 for the three months ended March 31, 2022. The decrease in revenues combined with a larger percentage of fixed product production costs, as well as costs related to expired inventory, resulted in a lower cost of revenues and lower gross margin percentage.

Expenses

We incurred total operating expenses of $10,050,366 for the three months ended March 31, 2023, compared to total operating expenses of $9,592,934 for the three months ended March 31, 2022. The increase in operating expenses was primarily due to increased personnel expenses, including stock-compensation expense, and additional investment in research and development. These increases were partially offset by decreased expenses experienced in conjunction with our decrease in revenues, such as third party sales commissions reflected in sales and marketing and variable compensation.

Our sales and marketing expenses for the three months ended March 31, 2023 were $1,706,331, compared to $2,652,148 for the three months ended March 31, 2022. The decrease was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased stock-based compensation expense.

General and administrative expenses increased slightly from $2,922,195 for the three months ended March 31, 2022 to $3,013,965 for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to increased insurance expense and professional, legal, and advisory fees, as well as increased stock-based compensation expense, partially offset by decreased variable compensation expense.

Our research and development expenses increased from $3,771,327 for the three months ended March 31, 2022 to $5,014,060 for the three months ended March 31, 2023. The primary increase in expenses was a result of increases in personnel related expenses, increases in materials and supplies expenses related to Co-Dx PCR Home platform development, and increased stock-based compensation expense.

Other Income (expense)

For the three months ended March 31, 2023 we had total other income of $1,935,448, compared to total other income of $3,276,523 for the three months ended March 31, 2022. The primary components of other income include a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI and gains realized from investments in marketable securities.

Net Income (loss)

We realized a net loss for the three months ended March 31, 2023 of $5,755,391, compared with net income for the three months ended March 31, 2022 of $11,714,595. The decrease in net income was primarily the result of a decrease in revenues, combined with an increase of operating expenses, as well as changes in the fair value of acquisition contingencies. Additionally, we recorded an income tax benefit of $2,259,811 for the three months ended March 31, 2023, compared to income tax expense of $1,386,087 for the three months ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents of $6,359,380. Additionally, we had $68,920,535 of marketable investment securities that could readily be converted into cash if needed. Additionally, our total current assets of March 31, 2023, were $85,922,919 compared to total current liabilities of $3,610,069.

Net cash used in operating activities during the three months ended March 31, 2023 was $5,499,435, compared to cash provided by operating activities of $7,805,838 for the three months ended March 31, 2022. The decrease in cash from operating activities was primarily due to decreased revenues and the impact of non-cash items.

We used $10,632,792 of cash in investing activities during the three months ended March 31, 2023, primarily from purchases of marketable securities, offset by maturities of marketable investments, compared to cash from investing activities of $858,666 during the three months ended March 31, 2022.

Net cash used in financing activities was $482,196 for the three months ended March 31, 2023, compared to net cash provided by financing activities of $150,001 for the same period in the prior year. This decrease is due to the repurchase of outstanding common shares during the first quarter.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used cash generated from those sales to fund the increase in our inventories and receivables and pay our operating expenses. We have increased our work force primarily in the area of research and development to develop the Co-Dx PCR Home platform and complete development of additional tests to enable us to use our distributor network to sell other products throughout the world and remain profitable in the future. In March 2022 our board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of March 31, 2023 we have repurchased 4,190,670 outstanding common shares under the repurchase program for a total of $14.7 million.

Additionally, in March 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC registering the sale, from time-to-time of up to $150 million of our securities. In connection with the Shelf Registration Statement, we filed an equity distribution agreement prospectus covering the offering, issuance and sale of up to a maximum of $50 million shares of our common stock that may be issued and sold under an equity distribution agreement with Piper Sandler & Co. We are under no obligation to sell any securities under the Shelf Registration Statement or the equity distribution agreement with Piper Sandler & Co.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Pursuant to Section 16-10a-640 of the Utah Revised Business Corporation Act, no distribution may be made if, after giving it effect:

(a)	the corporation would not be able to pay its debts as they become due in the usual course of business; or

(b)	the corporation’s total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Share Repurchase Program

Issuer Purchase of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
01/01/23 – 01/31/23	-	$-	-	$15,788,134
02/01/23 – 02/28/23	-	$-	-	$15,788,134
03/01/23 – 03/31/23	309,012	$1.56	309,012	$15,305,938

Total	309,012	$1.56	309,012	$15,305,938

(1)	In March 2022 the company announced that its board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. The extent to which the company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the company to acquire any specific number of shares of its common stock.

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

CO-DIAGNOSTICS, INC.

Date: May 11, 2023	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: May 11, 2023	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

