Form 10-Q
period 2023-06-30
Co-Diagnostics, Inc.
filed 2023-08-10
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 30,788,871 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$13,830,846	$22,973,803
Marketable investment securities	55,307,146	58,289,066
Accounts receivable, net	1,097,393	3,453,723
Inventory, net	4,691,068	5,310,473
Income taxes receivable	1,439,451	1,870,419
Prepaid expenses and other current assets	981,996	761,187
Note receivable	37,500	75,000
Total current assets	77,385,400	92,733,671
Property and equipment, net	2,795,023	2,539,483
Deferred tax asset	2,012,181	-
Operating lease right-of-use asset	3,228,774	372,115
Intangible assets, net	26,555,000	26,768,333
Investment in joint venture	824,808	672,679
Total assets	$112,801,186	$123,086,281
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,712,204	$952,296
Accrued expenses, current	1,628,765	934,447
Operating lease liability, current	772,515	297,209
Contingent consideration liabilities, current	744,172	1,689,471
Deferred revenue	257,999	-
Total current liabilities	5,115,655	3,873,423
Long-term liabilities
Income taxes payable	1,203,975	1,181,284
Deferred tax liability	-	2,417,987
Operating lease liability	2,458,072	50,708
Contingent consideration liabilities	591,107	1,042,885
Total long-term liabilities	4,253,154	4,692,864
Total liabilities	9,368,809	8,566,287
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,348,350 shares issued and 30,788,871 shares outstanding as of June 30, 2023 and 34,754,265 shares issued and 30,872,607 shares outstanding as of December 31, 2022	35,348	34,754
Treasury stock, at cost; 4,559,479 and 3,881,658 shares held as of June 30, 2023 and December 31, 2022, respectively	(15,249,796)	(14,211,866)
Additional paid-in capital	92,810,883	88,472,935
Accumulated other comprehensive income	579,127	293,140
Accumulated earnings	25,256,815	39,931,031
Total stockholders’ equity	103,432,377	114,519,994
Total liabilities and stockholders’ equity	$112,801,186	$123,086,281

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$197,806	$5,023,226	$799,763	$27,722,270
Cost of revenue	459,095	915,432	961,336	4,197,383
Gross profit	(261,289)	4,107,794	(161,573)	23,524,887
Operating expenses
Sales and marketing	1,732,966	1,472,225	3,439,297	4,124,373
General and administrative	3,713,895	2,468,421	6,727,860	5,390,616
Research and development	5,981,043	3,889,844	10,995,103	7,661,171
Depreciation and amortization	305,246	424,342	621,256	671,606
Total operating expenses	11,733,150	8,254,832	21,783,516	17,847,766
Income (loss) from operations	(11,994,439)	(4,147,038)	(21,945,089)	5,677,121
Other income, net
Interest income	191,892	61,671	394,264	73,064
Realized gain on investments	411,190	-	829,272	-
(Loss) on disposition of assets	-	(48,740)	-	(142,161)
Gain on remeasurement of acquisition contingencies	359,405	812,822	1,397,077	4,192,712
Gain (loss) on equity method investment in joint venture	(125,193)	(106,525)	152,129	(127,864)
Total other income, net	837,294	719,228	2,772,742	3,995,751
Income (loss) before income taxes	(11,157,145)	(3,427,810)	(19,172,347)	9,672,872
Income tax provision (benefit)	(2,238,320)	(741,507)	(4,498,131)	644,580
Net income (loss)	$(8,918,825)	$(2,686,303)	$(14,674,216)	$9,028,292
Other comprehensive income (loss)
Change in net unrealized gains on marketable securities, net of tax	$107,366	$-	$285,987	$-
Total other comprehensive income	$107,366	$-	$285,987	$-
Comprehensive income (loss)	$(8,811,459)	$(2,686,303)	$(14,388,229)	$9,028,292

Earnings (loss) per common share:
Basic	$(0.31)	$(0.08)	$(0.50)	$0.28
Diluted	$(0.31)	$(0.08)	$(0.50)	$0.27
Weighted average shares outstanding:
Basic	29,088,159	32,472,251	29,284,175	32,509,664
Diluted	29,088,159	32,472,251	29,284,175	33,253,612

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(14,674,216)	$9,028,292
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	621,256	671,606
Stock-based compensation expense	4,338,542	2,908,381
Change in fair value of acquisition contingencies	(1,397,077)	(4,192,712)
Non-cash lease expense	26,012	13,761
(Gain) loss from equity method investment	(152,129)	127,864
Loss on disposition of assets	-	142,161
Deferred income taxes	(4,430,168)	(1,917,871)
Bad debt expense	314,626	11,404
Changes in assets and liabilities:
Accounts receivable	2,041,704	8,567,769
Prepaid expenses and other assets	247,659	791,453
Inventory	620,078	(2,920,658)
Deferred revenue	257,999	(150,000)
Income taxes payable	22,691	(1,918,510)
Accounts payable, accrued expenses and other liabilities	1,454,226	(1,702,718)
Net cash (used in) provided by operating activities	(10,708,797)	9,460,222
Cash flows from investing activities
Purchases of property and equipment	(664,137)	(904,160)
Proceeds from maturities of marketable investment securities	69,393,987	1,255,266
Purchases of marketable securities	(66,126,080)	(9,951,550)
Net cash (used in) provided by investing activities	2,603,770	(9,600,444)
Cash flows from financing activities
Proceeds from exercise of options and warrants	-	177,871
Repurchases of common stock	(1,037,930)	(2,599,478)
Net cash (used in) financing activities	(1,037,930)	(2,421,607)
Net (decrease) in cash and cash equivalents	(9,142,957)	(2,561,829)
Cash and cash equivalents at beginning of period	22,973,803	88,607,234
Cash and cash equivalents at end of period	$13,830,846	$86,045,405
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$49,197	$4,534,330
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$673	$218,906
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,063,782	$681,327
Business acquisition measurement period adjustments	$-	$681,728

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation	-	-	68,750	69	-	2,168,673	-	-	2,168,742
Repurchases of common stock	-	-	-	-	(482,196)	-	-	-	(482,196)
Other comprehensive income, net of tax	-	-	-	-	-	-	178,621	-	178,621
Net loss	-	-	-	-	-	-	-	(5,755,391)	(5,755,391)
Balance as of March 31, 2023	-	$-	34,823,015	$34,823	$(14,694,062)	$90,641,608	$471,761	$34,175,640	$110,629,770
Stock-based compensation	-	-	525,335	525	-	2,169,275	-	-	2,169,800
Repurchases of common stock	-	-	-	-	(555,734)	-	-	-	(555,734)
Other comprehensive income, net of tax	-	-	-	-	-	-	107,366	-	107,366
Net loss	-	-	-	-	-	-	-	(8,918,825)	(8,918,825)
Balance as of June 30, 2023	-	$-	35,348,350	$35,348	$(15,249,796)	$92,810,883	$579,127	$25,256,815	$103,432,377

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$-	$80,271,999	$-	$54,169,279	$134,475,100
Common stock issued for option exercises	-	-	45,456	45	-	49,956	-	-	50,001
Common stock issued for warrant exercises	-	-	50,000	50	-	99,950	-		100,000
Stock-based compensation	-	-	68,750	69	-	1,375,028	-	-	1,375,097
Net income	-	-	-	-	-	-	-	11,714,595	11,714,595
Balance as of March 31, 2022	-	$-	33,984,068	$33,984	$-	$81,796,933	$-	$65,883,874	$147,714,793
Common stock issued for option exercises	-	-	25,335	25	-	27,844	-	-	27,869
Stock-based compensation	-	-	215,583	215	-	1,533,069	-	-	1,533,284
Common stock issued for acquisitions	-	-	88,446	89	-	480,687	-	-	480,776
Repurchases of common stock	-	-	-	-	(2,599,478)	-	-	-	(2,599,478)
Net loss	-	-	-	-	-	-	-	(2,686,303)	(2,686,303)
Balance as of June 30, 2022	-	$-	34,313,432	$34,313	$(2,599,478)	$83,838,533	$-	$63,197,571	$144,470,941

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR device and proprietary test cups (the “Co-Dx PCR Home™ platform”) that have been designed to bring affordable, reliable polymerase chain reaction (“PCR”) to patients in point-of-care and at-home settings. This platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. There is no guarantee the Co-Dx PCR Home platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed on March 16, 2023.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Such estimates include receivables and other long-lived assets, legal contingencies, income taxes, share based arrangements, and others. These estimates and assumptions are based on management’s best estimates and judgments. Actual amounts and results could differ from those estimates.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of June 30, 2023 and December 31, 2022. The Company has its cash and cash equivalents with large creditworthy financial institutions and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in certificates of deposit and U.S. Treasury bills and notes. The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable investment securities, within current assets on the condensed consolidated balance sheets. The Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable investment securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2023, total accounts receivable was $4,510,545 with an allowance for uncollectable accounts of $3,413,152 resulting in a net amount of $1,097,393. At December 31, 2022, total accounts receivable was $6,552,249 with an allowance for uncollectable accounts of $3,098,526 resulting in a net amount of $3,453,723.

Equity-Method Investments

The Company’s equity method investments are initially recorded at cost and are included in other long-term assets in the accompanying condensed consolidated balance sheet. The Company adjusts the carrying value of its investment based on our share of the earnings or losses in the periods which they are reported by the investee until the carrying amount is zero. The earnings or losses are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At June 30, 2023, the Company had $4,691,068 in inventory, comprised of $842,087 of finished goods, and $3,848,981 of raw materials. At December 31, 2022, the Company had $5,310,473 in inventory, of which $1,327,264 was finished goods and $3,983,209 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

The Company reviews its long-lived assets, including property and equipment, finite-lived intangible assets, and right-of-use (ROU) assets, for impairment whenever an event or change in facts and circumstances indicates that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds fair value.

Business Combinations

The Company estimates the fair value of assets acquired and liabilities assumed in a business combination. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates.

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

Deferred Revenue

Deferred revenue primarily consists of payments received from customers related to product sales or from granting agencies for services to be rendered under research grants, prior to the Company fulfilling its performance obligation of providing the product or performing research activities under the grant agreement. When this occurs, the Company records a contract liability as deferred revenue. Deferred revenue is recognized as revenue as the related performance obligations are satisfied.

Research and Development

Research and development costs are expensed when incurred. For the three and six months ended June 30, 2023, the Company expensed $5,981,043 and $10,995,103 of research and development costs, respectively. For the three and six months ended June 30, 2022, the Company expensed $3,889,844 and $7,661,171, respectively.

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

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets. Judgments and tax strategies are subject to audit by various taxing authorities. The Company has uncertain income tax positions in the condensed consolidated financial statements, and adverse determinations by these taxing authorities could have a material adverse effect on the condensed consolidated financial positions, result of operations, or cash flows.

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

Comprehensive Income (Loss)

Comprehensive income is comprised of unrealized gains and losses on marketable investment securities, net of income taxes.

Concentrations Risk and Significant Customers

The Company had certain customers which are each responsible for generating 10% or more of the total revenue for the three and six months ended June 30, 2023. Three customers accounted for approximately 44% of total revenue for the three months ended June 30, 2023, and two customers accounted for approximately 33% of total revenue for the six months ended June 30, 2023. One customer accounted for approximately 55% of total revenue for the three months ended June 30, 2022, and two customers accounted for approximately 46% of total revenue for the six months ended June 30, 2022.

Three customers accounted for more than 10% of accounts receivable at June 30, 2023 and one customer accounted for more than 10% of accounts receivable at December 31, 2022. These customers together accounted for approximately 77% and 37% of accounts receivable at June 30, 2023 and December 31, 2022, respectively.

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

Note 3 - Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	June 30, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash and cash equivalents	$3,500,927	$-	$-	$3,500,927	$3,500,927	$-
Level 1:
Money market funds	10,329,919	-	-	10,329,919	10,329,919	-
Subtotal	10,329,919	-	-	10,329,919	10,329,919	-
Level 2:
U.S. treasury securities	54,538,324	-	768,822	55,307,146	-	55,307,146
Subtotal	54,538,324	-	768,822	55,307,146	-	55,307,146
Total	$68,369,170	$-	$768,822	$69,137,992	$13,830,846	$55,307,146

	December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash and cash equivalents	$12,834,444	$-	$-	$12,834,444	$12,834,444	$-
Level 1:
Money market funds	146,359	-	-	146,359	146,359	-
Subtotal	146,359	-	-	146,359	146,359	-
Level 2:
U.S. treasury securities	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Subtotal	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Total	$80,873,628	$-	$389,241	$81,262,869	$22,973,803	$58,289,066

Marketable investment securities held as of June 30, 2023 mature over the next 12 months.

Note 4 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2023
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(640,000)	454,000
Total intangible assets		$27,195,000	$(640,000)	$26,555,000

	December 31, 2022
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(426,667)	667,333
Total intangible assets		$27,195,000	$(426,667)	$26,768,333

(1)	Based on weighted-average useful life established as of the acquisition date.

The expected future annual amortization expense of the Company’s intangible assets held as of June 30, 2023 is as follows:

Year Ending December 31,	Amortization Expense
2023 (remainder)	151,332
2024	302,668
Total	$454,000

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$12,408,492	$-	$-	$12,408,492
Marketable securities (U.S. treasury bills and notes)	-	55,307,146	-	55,307,146
Total assets measured at fair value	$12,408,492	$55,307,146	$-	$67,715,638
Liabilities:
Contingent consideration - common stock	$-	$-	$1,100,815	$1,100,815
Contingent consideration - warrants	-	-	234,464	234,464
Total liabilities measured at fair value	$-	$-	$1,335,279	$1,335,279

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$186,667	$9,993,000	$-	$10,179,667
Marketable securities (U.S. treasury bills and notes)	-	58,289,066	-	58,289,066
Total assets measured at fair value	$186,667	$68,282,066	$-	$68,468,733
Liabilities:
Contingent consideration - common stock	$-	$-	$2,499,147	$2,499,147
Contingent consideration - warrants	-	-	233,209	233,209
Total liabilities measured at fair value	$-	$-	$2,732,356	$2,732,356

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of June 30, 2023 and December 31, 2022.

In connection with the acquisitions of Idaho Molecular, Inc. (IdMo) and Advanced Conceptions, Inc. (ACI) on December 31, 2021, the Company recorded a liability for contingent consideration in the form of shares of common stock and warrants to purchase common stock. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2022	$2,732,356
Change in fair value of contingent consideration issued for business acquisitions	(1,397,077)
Fair value as of June 30, 2023	$1,335,279

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

	June 30, 2023	December 31, 2022
Stock price	$1.11	$2.52
Strike price	$9.13	$9.13
Volatility	157.00%	75.00%
Risk-free rate	4.30%	4.10%
Expected term (years)	3.5	4.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$137,230	$4,499,354	$530,384	$18,725,742
Rest of World	60,576	523,872	269,379	8,996,528
Total	$197,806	$5,023,226	$799,763	$27,722,270
Percentage of revenue by area:
United States	69%	90%	66%	68%
Rest of World	31%	10%	34%	32%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2023 were as follows:

Balance as of December 31, 2022	$-
Increase due to prepayments from customers	18,120
Increase due to prepayments from grants received	239,879
Balance as of June 30, 2023	$257,999

Note 7 – Earnings (Loss) Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings (loss) per share for three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income (loss), as reported	$(8,918,825)	$(2,686,303)	$(14,674,216)	$9,028,292

Denominator
Weighted average shares, basic	29,088,159	32,472,251	29,284,175	32,509,664
Dilutive effect of stock options, warrants and RSUs	-	-	-	743,948
Shares used to compute diluted earnings per share	29,088,159	32,472,251	29,284,175	33,253,612

Basic earnings (loss) per share	$(0.31)	$(0.08)	$(0.50)	$0.28
Diluted earnings (loss) per share	$(0.31)	$(0.08)	$(0.50)	$0.27

For the three and six months ended June 30, 2022, potentially dilutive securities of 1,391,156 and 1,155,136 were excluded from the calculation because their effect would have been anti-dilutive. The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022, respectively, also excludes the approximately 1,400,000 shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three and six months ended June 30, 2023, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of June 30, 2023, consisting of: (i) 2,890,985 restricted stock units and (ii) 512,112 options.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 4,340,736 at June 30, 2023.

Stock Options

The following table summarizes option activity during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	1,040,572	$2.19	$1.37	5.88
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2023	1,040,572	$2.19	$1.37	5.39

Exercisable at June 30, 2023	1,040,572	$2.19	$1.37	5.39

The aggregate intrinsic value of outstanding options at June 30, 2023 was approximately $0.1 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of June 30, 2023, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,426,725	$6.95
Granted	1,918,750	1.93
Vested	(594,085)	7.17
Forfeited/Cancelled	(48,696)	6.15
Unvested at June 30, 2023	3,702,694	$4.33

As of June 30, 2023, there was approximately $13.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes warrant activity during the six months ended June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	485,000	$8.81	$2.43	4.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2023	485,000	$8.81	$1.11	3.5

There were no warrants exercised during the six months ended June 30, 2023. The intrinsic value of warrants exercised during the six months ended June 30, 2022 was approximately $0.3 million. The aggregate intrinsic value of outstanding warrants at June 30, 2023 was approximately $0.

The total number of warrants exercisable at June 30, 2023 is 20,000. The ability to exercise the approximately 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$12,057	$14,127	$24,065	$26,453
Sales and marketing	572,789	426,540	1,101,906	814,557
General and administrative	1,261,510	847,964	2,453,724	1,613,161
Research and development	323,444	244,655	758,847	454,210
Total stock-based compensation expense	$2,169,800	$1,533,286	$4,338,542	$2,908,381

Note 9 – Income Taxes

For the three months ended June 30, 2023, the Company recognized a benefit from income taxes of $2,238,320, representing an effective tax rate of 20.1%. For the six months ended June 30, 2023, the Company recognized a benefit from income taxes of $4,498,131, representing an effective tax rate of 23.5%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended June 30, 2022, the Company recognized a benefit from income taxes of $741,507. For the six months ended June 30, 2022, the Company recognized expense from income taxes of $644,580.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases office space under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancellable leases in the period incurred in accordance with the practical expedient elected. During the six months ended June 30, 2023, the Company amended two operating leases to extend the lease term and entered into one new operating lease. As a result, the Company recognized additional operating lease liabilities and corresponding operating right-of-use assets of $3,063,782.

For the three and six months ended June 30, 2023, components of lease expense are summarized as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease costs	$62,847	$150,454
Short-term lease costs	48,301	156,979
Total lease costs	$111,148	$307,433

As of June 30, 2023, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2023 (remainder)	$467,651
2024	966,451
2025	987,252
2026	682,806
Thereafter	542,512
Total lease payments	3,646,672
Less: imputed interest	416,085
Present value of operating lease liabilities	3,230,587
Less: current portion	772,515
Long-term portion	$2,458,072

Other information related to operating leases was as follows:

Six Months Ended June 30, 2023
Cash paid for operating leases included in operating cash flows	$281,421
Remaining lease term of operating leases	4 years
Discount rate of operating leases	6.2%

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

Six Months Ended
June 30, 2023
Balance, beginning of period	3,881,658
Repurchases of common stock	677,821
Balance, end of period	4,559,479

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR device and proprietary test cups (the “Co-Dx PCR Home platform”) that have been designed to bring affordable, reliable polymerase chain reaction (“PCR”) to patients in point-of-care and at-home settings. This platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. There is no guarantee that our Co-Dx PCR Home platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2023 Compared to the Three Months ended June 30, 2022

Revenues

For the three months ended June 30, 2023, we generated revenues of $197,806, compared to revenues of $5,023,226 for the three months ended June 30, 2022. The decrease in revenue of $4,825,420 was primarily due to lower sales of our Logix Smart COVID-19 test developed in response to the COVID-19 pandemic.

Cost of Revenues

We recorded cost of revenues of $459,095 for the three months ended June 30, 2023, compared to $915,432 for the three months ended June 30, 2022. The decrease in revenues combined with a larger percentage of fixed product production costs, as well as costs related to expired inventory, resulted in a lower cost of revenues and lower gross margin percentage.

Expenses

We incurred total operating expenses of $11,733,150 for the three months ended June 30, 2023, compared to total operating expenses of $8,254,832 for the three months ended June 30, 2022. The increase in operating expenses was primarily due to increased personnel expenses, including stock-compensation expense, and additional investment in research and development. These increases were partially offset by decreased expenses experienced in conjunction with our decrease in revenues, such as third-party sales commissions, reflected in sales and marketing and variable compensation.

Our sales and marketing expenses for the three months ended June 30, 2023 were $1,732,966, compared to $1,472,225 for the three months ended June 30, 2022. The increase was primarily a result of increased stock-based compensation expense and tradeshow expense, partially offset by decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions.

General and administrative expenses increased from $2,468,421 for the three months ended June 30, 2022 to $3,713,895 for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to increased insurance expense and professional, legal, and advisory fees, increased stock-based compensation expense, and increased bad debt expense, partially offset by decreased variable compensation expense.

Our research and development expenses increased from $3,889,844 for the three months ended June 30, 2022 to $5,981,043 for the three months ended June 30, 2023. The primary increase in expenses was a result of increases in personnel related expenses, increases in expenses related to development and clinical trials of the Co-Dx PCR Home platform, and increased stock-based compensation expense.

Other Income (expense)

For the three months ended June 30, 2023 we had total other income of $837,294, compared to total other income of $719,228 for the three months ended June 30, 2022. The primary components of other income include a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI and interest income and realized gains from investments in marketable securities.

Net Income (loss)

We realized a net loss for the three months ended June 30, 2023 of $8,918,825, compared to a net loss for the three months ended June 30, 2022 of $2,686,303. The larger net loss was primarily the result of a decrease in revenues, combined with an increase of operating expenses, partially offset by changes in the fair value of acquisition contingencies and income related to investments in marketable securities. Additionally, we recorded an income tax benefit of $2,238,,320 for the three months ended June 30, 2023, compared to an income tax benefit of $741,507 for the three months ended June 30, 2022.

The Six Months Ended June 30, 2023 Compared to the Six Months ended June 30, 2022

Revenues

For the six months ended June 30, 2023, we generated revenues of $799,763, compared to revenues of $27,722,270 for the six months ended June 30, 2022. The decrease in revenue of $26,922,507 was primarily due to lower sales of our Logix Smart COVID-19 test developed in response to the COVID-19 pandemic.

Cost of Revenues

We recorded cost of revenues of $961,336 for the six months ended June 30, 2023, compared to $4,197,383 for the six months ended June 30, 2022. The decrease in revenues combined with a larger percentage of fixed product production costs, as well as costs related to expired inventory, resulted in a lower cost of revenues and lower gross margin percentage.

Expenses

We incurred total operating expenses of $21,783,516 for the six months ended June 30, 2023, compared to total operating expenses of $17,847,766 for the six months ended June 30, 2022. The increase in operating expenses was primarily due to increased personnel expenses, including stock-compensation expense, and additional investment in research and development. These increases were partially offset by decreased expenses experienced in conjunction with our decrease in revenues, such as third-party sales commissions reflected in sales and marketing and variable compensation.

Our sales and marketing expenses for the six months ended June 30, 2023 were $3,439,297, compared to $4,124,373 for the six months ended June 30, 2022. The decrease was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased stock-based compensation expense and tradeshow expense.

General and administrative expenses increased from $5,390,616 for the six months ended June 30, 2022 to $6,727,860 for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to increased insurance expense and professional, legal, and advisory fees, increased stock-based compensation expense, and increased bad debt expense, partially offset by decreased variable compensation expense.

Our research and development expenses increased from $7,661,171 for the six months ended June 30, 2022 to $10,995,103 for the six months ended June 30, 2023. The primary increase in expenses was a result of increases in personnel related expenses, increases in expenses related to development and clinical trials of the Co-Dx PCR Home platform, and increased stock-based compensation expense.

Other Income (expense)

For the six months ended June 30, 2023 we had total other income of $2,772,742, compared to total other income of $3,995,751 for the six months ended June 30, 2022. The primary components of other income include a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI and interest income and realized gains from investments in marketable securities.

Net Income (loss)

We realized a net loss for the six months ended June 30, 2023 of $14,674,216, compared with net income for the six months ended June 30, 2022 of $9,028,292. The larger net loss was primarily the result of a decrease in revenues, combined with an increase of operating expenses, partially offset by changes in the fair value of acquisition contingencies and income related to investments in marketable securities. Additionally, we recorded an income tax benefit of $4,498,131 for the six months ended June 30, 2023, compared to income tax expense of $644,580 for the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents of $13,830,846. Additionally, we had $55,307,146 of marketable investment securities that could readily be converted into cash if needed. Additionally, our total current assets of June 30, 2023, were $77,385,400 compared to total current liabilities of $5,115,655.

Net cash used in operating activities during the six months ended June 30, 2023 was $10,708,797, compared to cash provided by operating activities of $9,460,222 for the six months ended June 30, 2022. The decrease in cash from operating activities was primarily due to decreased revenues and the impact of non-cash items.

Net cash provided by investing activities during the six months ended June 30, 2023 was $2,603,770, primarily from maturities of marketable investment securities, compared to cash used in investing activities of $9,600,444 during the six months ended June 30, 2022.

Net cash used in financing activities was $1,037,930 for the six months ended June 30, 2023, compared to net cash used in financing activities of $2,421,607 for the same period in the prior year. This decrease is due to the repurchase of fewer outstanding common shares during the first six months of the year, compared to the same period of the prior year.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used cash generated from those sales to fund the procurement and production of inventory and to pay our operating expenses. We have increased our work force primarily in the area of research and development to develop the Co-Dx PCR Home platform and complete development of additional tests to enable us to use our distributor network to sell other products throughout the world and remain profitable in the future. In March 2022 our board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of June 30, 2023 we have repurchased 4,559,479 outstanding common shares under the repurchase program for a total of $15.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

After learning that the Company had initiated suit in Utah, and after learning of Company’s intent to serve it with process of that suit, on May 24, 2021, Pantheon filed a claim against the Company in the Royal Courts of Justice Group, Queens Bench Division, Claim No. QB-21-002245, stating that the Company owes Pantheon $2,860,809.79 for alleged breach of contract for failing to make payments purportedly due under a contract allegedly entered into on October 18, 2018. The Company is being represented locally in the UK by Freshfields Bruckhaus Deringer LLP in that matter. On March 4, 2022, the Company filed a jurisdictional challenge to the UK suit, alleging that there was no 2018 agreement, and that the Company is not subject to jurisdiction in the UK. The oral argument and presentation of evidence on solely the jurisdictional claim took place on November 9, 2022, with the court taking the matter of jurisdiction over the Company under advisement. The court has now ruled on the Company’s jurisdictional challenge and denied the motion to dismiss the lawsuit. The Company intends to vigorously defend against the UK claims and will seek to the full extent possible to enforce its rights under the Declaratory Judgment already obtained in Utah but there can be no assurances as to the outcome.

There have been no other developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Pursuant to Section 16-10a-640 of the Utah Revised Business Corporation Act, no distribution may be made if, after giving it effect:

(a)	the corporation would not be able to pay its debts as they become due in the usual course of business; or

(b)	the corporation’s total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Share Repurchase Program

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
04/01/23 – 04/30/23	368,809	$1.51	368,809	$14,750,204
05/01/23 – 05/31/23	-	$-	-	$14,750,204
06/01/23 – 06/30/23	-	$-	-	$14,750,204

Total	368,809	$1.51	368,809	$14,750,204

(1)	In March 2022 the company announced that its board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. The extent to which the company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the company to acquire any specific number of shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

10.1*	Commercial Lease Agreement, dated June 1, 2023, between Ozone Biotech, LLC and Co-Diagnostics, Inc.
10.2#	Co-Diagnostics, Inc. Change in Control Severance Plan, (Incorporated by reference herein from Form 8-K (Exhibit 10.1) filed May 16, 2023, SEC File No. 001-38148).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

# Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: August 10, 2023	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: August 10, 2023	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

