Form 10-Q
period 2023-09-30
Co-Diagnostics, Inc.
filed 2023-11-09
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 30,580,904 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$10,239,898	$22,973,803
Marketable investment securities	53,188,999	58,289,066
Accounts receivable, net	806,704	3,453,723
Inventory, net	4,520,430	5,310,473
Income taxes receivable	1,245,854	1,870,419
Prepaid expenses and other current assets	1,290,146	761,187
Note receivable	18,750	75,000
Total current assets	71,310,781	92,733,671
Property and equipment, net	2,808,339	2,539,483
Deferred tax asset	4,272,002	-
Operating lease right-of-use asset	3,032,337	372,115
Intangible assets, net	26,479,333	26,768,333
Investment in joint venture	778,943	672,679
Total assets	$108,681,735	$123,086,281
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,416,435	$952,296
Accrued expenses, current	1,826,639	934,447
Operating lease liability, current	794,516	297,209
Contingent consideration liabilities, current	710,651	1,689,471
Deferred revenue	349,499	-
Total current liabilities	5,097,740	3,873,423
Long-term liabilities
Income taxes payable	1,359,725	1,181,284
Deferred tax liability	-	2,417,987
Operating lease liability	2,250,393	50,708
Contingent consideration liabilities	484,332	1,042,885
Total long-term liabilities	4,094,450	4,692,864
Total liabilities	9,192,190	8,566,287
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,367,100 shares issued and 30,658,580 shares outstanding as of September 30, 2023 and 34,754,265 shares issued and 30,872,607 shares outstanding as of December 31, 2022	35,367	34,754
Treasury stock, at cost; 4,708,520 and 3,881,658 shares held as of September 30, 2023 and December 31, 2022, respectively	(15,416,122)	(14,211,866)
Additional paid-in capital	94,983,030	88,472,935
Accumulated other comprehensive income	612,649	293,140
Accumulated earnings	19,274,621	39,931,031
Total stockholders’ equity	99,489,545	114,519,994
Total liabilities and stockholders’ equity	$108,681,735	$123,086,281

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$136,533	$5,094,456	$936,296	$32,816,726
Grant revenue	2,320,565	-	2,320,565	-
Total revenue	2,457,098	5,094,456	3,256,861	32,816,726
Cost of revenue	255,772	767,936	1,217,108	4,965,319
Gross profit	2,201,326	4,326,520	2,039,753	27,851,407
Operating expenses
Sales and marketing	1,904,395	1,889,907	5,343,692	6,014,280
General and administrative	3,147,753	3,622,273	9,875,613	9,012,888
Research and development	5,788,789	5,037,461	16,783,892	12,698,632
Depreciation and amortization	296,340	312,494	917,596	984,100
Total operating expenses	11,137,277	10,862,135	32,920,793	28,709,900
(Loss) from operations	(8,935,951)	(6,535,615)	(30,881,040)	(858,493)
Other income, net
Interest income	322,877	298,184	717,141	371,248
Realized gain on investments	425,446	-	1,254,718	-
Gain (loss) on disposition of assets	(2,578)	4,044	(2,578)	(138,117)
Gain on remeasurement of acquisition contingencies	140,296	2,886,734	1,537,373	7,079,446
Gain (loss) on equity method investment in joint venture	(45,865)	(129,047)	106,264	(256,911)
Total other income, net	840,176	3,059,915	3,612,918	7,055,666
Income (loss) before income taxes	(8,095,775)	(3,475,700)	(27,268,122)	6,197,173
Income tax (benefit)	(2,113,581)	(2,114,638)	(6,611,712)	(1,470,058)
Net income (loss)	$(5,982,194)	$(1,361,062)	$(20,656,410)	$7,667,231
Other comprehensive income (loss)
Change in net unrealized gains on marketable securities, net of tax	$33,522	$-	$319,509	$-
Total other comprehensive income	$33,522	$-	$319,509	$-
Comprehensive income (loss)	$(5,948,672)	$(1,361,062)	$(20,336,901)	$7,667,231

Earnings (loss) per common share:
Basic	$(0.20)	$(0.04)	$(0.70)	$0.24
Diluted	$(0.20)	$(0.04)	$(0.70)	$0.23
Weighted average shares outstanding:
Basic	29,361,300	31,321,368	29,306,572	32,109,213
Diluted	29,361,300	31,321,368	29,306,572	33,002,539

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(20,656,410)	$7,667,231
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	917,596	984,100
Stock-based compensation expense	6,510,708	5,138,815
Change in fair value of acquisition contingencies	(1,537,373)	(7,079,446)
Non-cash lease expense	36,770	17,193
Realized gain on investments	(1,254,718)	-
(Gain) loss from equity method investment	(106,264)	256,911
Loss on disposition of assets	2,578	138,117
Deferred income taxes	(6,689,989)	(3,431,286)
Bad debt expense	326,647	338,057
Changes in assets and liabilities:
Accounts receivable	2,320,372	12,539,461
Prepaid expenses and other assets	151,858	441,786
Inventory	790,716	(3,656,463)
Deferred revenue	349,499	(150,000)
Income taxes payable	178,441	(1,822,977)
Accounts payable, accrued expenses and other liabilities	1,356,330	(802,955)
Net cash (used in) provided by operating activities	(17,303,239)	10,578,544
Cash flows from investing activities
Purchases of property and equipment	(900,704)	(1,134,208)
Proceeds from maturities of marketable investment securities	90,279,227	6,223,740
Purchases of marketable securities	(83,604,933)	(9,950,824)
Net cash (used in) provided by investing activities	5,773,590	(4,861,292)
Cash flows from financing activities
Proceeds from exercise of options and warrants	-	177,870
Repurchases of common stock	(1,204,256)	(12,994,373)
Net cash (used in) financing activities	(1,204,256)	(12,816,503)
Net (decrease) in cash and cash equivalents	(12,733,905)	(7,099,251)
Cash and cash equivalents at beginning of period	22,973,803	88,607,234
Cash and cash equivalents at end of period	$10,239,898	$81,507,983
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$49,197	$4,496,239
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$673	$218,906
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,063,782	$681,327
Business acquisition measurement period adjustments	$-	$681,728

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation	-	-	68,750	69	-	2,168,673	-	-	2,168,742
Repurchases of common stock	-	-	-	-	(482,196)	-	-	-	(482,196)
Other comprehensive income, net of tax	-	-	-	-	-	-	178,621	-	178,621
Net loss	-	-	-	-	-	-	-	(5,755,391)	(5,755,391)
Balance as of March 31, 2023	-	-	34,823,015	34,823	(14,694,062)	90,641,608	471,761	34,175,640	110,629,770
Stock-based compensation	-	-	525,335	525	-	2,169,276	-	-	2,169,801
Repurchases of common stock	-	-	-	-	(555,734)	-	-	-	(555,734)
Other comprehensive income, net of tax	-	-	-	-	-	-	107,366	-	107,366
Net loss	-	-	-	-	-	-	-	(8,918,825)	(8,918,825)
Balance as of June 30, 2023	-	-	35,348,350	35,348	(15,249,796)	92,810,884	579,127	25,256,815	103,432,378
Stock-based compensation	-	-	18,750	19	-	2,172,146	-	-	2,172,165
Repurchases of common stock	-	-	-	-	(166,326)	-	-	-	(166,326)
Other comprehensive income, net of tax	-	-	-	-	-	-	33,522	-	33,522
Net loss	-	-	-	-	-	-	-	(5,982,194)	(5,982,194)
Balance as of September 30, 2023	-	$-	35,367,100	$35,367	$(15,416,122)	$94,983,030	$612,649	$19,274,621	$99,489,545

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$-	$80,271,999	$-	$54,169,279	$134,475,100
Common stock issued for option exercises	-	-	45,456	45	-	49,956	-	-	50,001
Common stock issued for warrant exercises	-	-	50,000	50	-	99,950	-		100,000
Stock-based compensation	-	-	68,750	69	-	1,375,028	-	-	1,375,097
Net income	-	-	-	-	-	-	-	11,714,595	11,714,595
Balance as of March 31, 2022	-	-	33,984,068	33,984	-	81,796,933	-	65,883,874	147,714,793
Common stock issued for option exercises	-	-	25,335	25	-	27,844	-	-	27,869
Stock-based compensation	-	-	215,583	215	-	1,533,069	-	-	1,533,284
Common stock issued for acquisitions	-	-	88,446	89	-	480,687	-	-	480,776
Repurchases of common stock	-	-	-	-	(2,599,478)	-	-	-	(2,599,478)
Net loss	-	-	-	-	-	-	-	(2,686,304)	(2,686,304)
Balance as of June 30, 2022	-	-	34,313,432	34,313	(2,599,478)	83,838,533	-	63,197,570	144,470,940
Stock-based compensation	-	-	18,750	19	-	2,230,415	-	-	2,230,434
Repurchases of common stock	-	-	-	-	(10,394,895)	-	-	-	(10,394,895)
Net loss	-	-	-	-	-	-	-	(1,361,062)	(1,361,062)
Balance as of September 30, 2022	-	$-	34,332,182	$34,332	$(12,994,373)	$86,068,948	$-	$61,836,508	$134,945,417

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR device and proprietary test cups (the “Co-Dx™ PCR platform”) that have been designed to bring affordable, reliable polymerase chain reaction (“PCR”) to patients in point-of-care and at-home settings. This platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. There is no guarantee the Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of September 30, 2023 and December 31, 2022. The Company has its cash and cash equivalents with large creditworthy financial institutions and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount less estimates for credit losses. Management determines the allowance for credit losses by specifically identifying troubled accounts and by using historical write off experience, adjusted for current market conditions, customers’ financial condition and payment patterns, and reasonable supportable forecasts of future economic conditions, applied to an aging of all other accounts. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2023, total accounts receivable was $4,231,877 with an allowance for credit losses of $3,425,173 resulting in a net amount of $806,704. At December 31, 2022, total accounts receivable was $6,552,249 with an allowance for credit losses of $3,098,526 resulting in a net amount of $3,453,723.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At September 30, 2023, the Company had $4,520,430 in inventory, comprised of $788,104 of finished goods, and $3,732,326 of raw materials. At December 31, 2022, the Company had $5,310,473 in inventory, of which $1,327,264 was finished goods and $3,983,209 was raw materials. The Company establishes reserves to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

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

Revenue Recognition

The Company generates revenue from customers from product and license sales. The Company recognizes revenue from customers when all of the following criteria are satisfied: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as the Company satisfies each performance obligation.

The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as deferred revenue.

Grant Funding

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the condensed consolidated statements of operations and comprehensive income (loss).

The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the condensed consolidated balance sheets if the conditions or performance obligations have not yet been met.

The Company recognized grant funding revenue of $2.3 million during the three and nine months ended September 30, 2023. At September 30, 2023, the Company has also recorded $0.3 million of deferred revenue related to grant funding for which the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

Deferred Revenue

Deferred revenue primarily consists of payments received from customers related to product sales or from granting agencies for services to be rendered under research and development grants, prior to the Company fulfilling its performance obligation of providing the product or performing research and development activities under the grant agreement. When this occurs, the Company records a contract liability as deferred revenue. Deferred revenue is recognized as revenue as the related performance obligations are satisfied.

Research and Development

Research and development costs are expensed when incurred. For the three and nine months ended September 30, 2023, the Company expensed $5,788,789 and $16,783,892 of research and development costs, respectively. For the three and nine months ended September 30, 2022, the Company expensed $5,037,461 and $12,698,632, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three and nine months ended September 30, 2023. Three customers accounted for approximately 47% of product revenue for the three months ended September 30, 2023, and two customers accounted for approximately 28% of product revenue for the nine months ended September 30, 2023. One granting agency accounted for approximately 94% of grant revenue for the three and nine months ended September 30, 2023. One customer accounted for approximately 52% of product revenue for the three months ended September 30, 2022, and two customers accounted for approximately 47% of product revenue for the nine months ended September 30, 2022.

Two customers accounted for more than 10% of accounts receivable at September 30, 2023 and three customers accounted for more than 10% of accounts receivable at December 31, 2022. These customers together accounted for approximately 71% and 37% of accounts receivable at September 30, 2023 and December 31, 2022, respectively.

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

Note 3 - Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	September 30, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash and cash equivalents	$(222,480)	$-	$-	$(222,480)	$(222,480)	$-
Level 1:
Money market funds	10,462,378	-	-	10,462,378	10,462,378	-
Subtotal	10,462,378	-	-	10,462,378	10,462,378	-
Level 2:
U.S. treasury securities	52,375,675	-	813,324	53,188,999	-	53,188,999
Subtotal	52,375,675	-	813,324	53,188,999	-	53,188,999
Total	$62,615,573	$-	$813,324	$63,428,897	$10,239,898	$53,188,999

	December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash and cash equivalents	$12,834,444	$-	$-	$12,834,444	$12,834,444	$-
Level 1:
Money market funds	146,359	-	-	146,359	146,359	-
Subtotal	146,359	-	-	146,359	146,359	-
Level 2:
U.S. treasury securities	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Subtotal	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Total	$80,873,628	$-	$389,241	$81,262,869	$22,973,803	$58,289,066

Marketable investment securities held as of September 30, 2023 mature over the next 12 months.

Note 4 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2023
	Weighted-Average Useful Life (1) (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(715,667)	378,333
Total intangible assets		$27,195,000	$(715,667)	$26,479,333

	December 31, 2022
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(426,667)	667,333
Total intangible assets		$27,195,000	$(426,667)	$26,768,333

(1)	Based on weighted-average useful life established as of the acquisition date.

The expected future annual amortization expense of the Company’s intangible assets held as of September 30, 2023 is as follows:

Year Ending December 31,	Amortization Expense
2023 (remainder)	75,665
2024	302,668
Total	$378,333

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$9,722,890	$-	$-	$9,722,890
Marketable securities (U.S. treasury bills and notes)	-	53,188,999	-	53,188,999
Total assets measured at fair value	$9,722,890	$53,188,999	$-	$62,911,889
Liabilities:
Contingent consideration - common stock	$-	$-	$1,051,229	$1,051,229
Contingent consideration - warrants	-	-	143,754	143,754
Total liabilities measured at fair value	$-	$-	$1,194,983	$1,194,983

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$186,667	$9,993,000	$-	$10,179,667
Marketable securities (U.S. treasury bills and notes)	-	58,289,066	-	58,289,066
Total assets measured at fair value	$186,667	$68,282,066	$-	$68,468,733
Liabilities:
Contingent consideration - common stock	$-	$-	$2,499,147	$2,499,147
Contingent consideration - warrants	-	-	233,209	233,209
Total liabilities measured at fair value	$-	$-	$2,732,356	$2,732,356

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of September 30, 2023 and December 31, 2022.

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

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2022	$2,732,356
Change in fair value of contingent consideration issued for business acquisitions	(1,537,373)
Fair value as of September 30, 2023	$1,194,983

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

	September 30, 2023	December 31, 2022
Stock price	$1.06	$2.52
Strike price	$9.13	$9.13
Volatility	125.00%	75.00%
Risk-free rate	4.70%	4.10%
Expected term (years)	3.3	4.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States
Product revenue	$88,107	$4,699,444	$618,491	$23,425,186
Grant revenue	2,320,565	-	2,320,565	-
Total United States	2,408,672	4,699,444	2,939,056	23,425,186
Rest of World
Product revenue	48,426	395,012	317,805	9,391,540
Grant revenue	-	-	-	-
Total Rest of World	48,426	395,012	317,805	9,391,540
Total	$2,457,098	$5,094,456	$3,256,861	$32,816,726
Percentage of revenue by area:
United States	98%	92%	90%	71%
Rest of World	2%	8%	10%	29%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2023 were as follows:

Balance as of December 31, 2022	$-
Increase due to prepayments from customers	19,620
Increase due to grant funding awarded	329,879
Balance as of September 30, 2023	$349,499

Note 7 – Earnings (Loss) Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings (loss) per share for three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss), as reported	$(5,982,194)	$(1,361,062)	$(20,656,410)	$7,667,231

Denominator
Weighted average shares, basic	29,361,300	31,321,368	29,306,572	32,109,213
Dilutive effect of stock options, warrants and RSUs	-	-	-	893,326
Shares used to compute diluted earnings per share	29,361,300	31,321,368	29,306,572	33,002,539

Basic earnings (loss) per share	$(0.20)	$(0.04)	$(0.70)	$0.24
Diluted earnings (loss) per share	$(0.20)	$(0.04)	$(0.70)	$0.23

For the three and nine months ended September 30, 2022, potentially dilutive securities of 2,631,642 and 1,385,869 were excluded from the calculation because their effect would have been anti-dilutive. The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022, respectively, also excludes the approximately 1,400,000 shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three and nine months ended September 30, 2023, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of September 30, 2023, consisting of: (i) 2,750,302 restricted stock units and (ii) 512,112 options.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 4,361,861 at September 30, 2023.

Stock Options

The following table summarizes option activity during the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	1,040,572	$2.19	$1.37	5.88
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2023	1,040,572	$2.19	$1.37	5.13

Exercisable at September 30, 2023	1,040,572	$2.19	$1.37	5.13

The aggregate intrinsic value of outstanding options at September 30, 2023 was approximately $0.1 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of September 30, 2023, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,426,725	$6.95
Granted	1,918,750	1.93
Vested	(612,835)	7.24
Forfeited/Cancelled	(69,821)	6.20
Unvested at September 30, 2023	3,662,819	$4.29

As of September 30, 2023, there was approximately $11.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table summarizes warrant activity during the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	485,000	$8.81	$2.43	4.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2023	485,000	$8.81	$0.92	3.2

There were no warrants exercised during the nine months ended September 30, 2023. The intrinsic value of warrants exercised during the nine months ended September 30, 2022 was approximately $0.3 million. The aggregate intrinsic value of outstanding warrants at September 30, 2023 was approximately $0.

The total number of warrants exercisable at September 30, 2023 is 20,000. The ability to exercise the approximately 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$12,075	$18,836	$36,140	$45,290
Sales and marketing	564,962	526,159	1,666,868	1,340,716
General and administrative	1,278,674	1,218,211	3,732,398	2,831,371
Research and development	316,454	467,228	1,075,302	921,438
Total stock-based compensation expense	$2,172,165	$2,230,434	$6,510,708	$5,138,815

Note 9 – Income Taxes

For the three months ended September 30, 2023, the Company recognized a benefit from income taxes of $2,113,581, representing an effective tax rate of 26.1%. For the nine months ended September 30, 2023, the Company recognized a benefit from income taxes of $6,611,712, representing an effective tax rate of 24.2%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended September 30, 2022, the Company recognized a benefit from income taxes of $2,114,638. For the nine months ended September 30, 2022, the Company recognized a benefit from income taxes of $1,470,058.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases office space under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancellable leases in the period incurred in accordance with the practical expedient elected. During the nine months ended September 30, 2023, the Company amended two operating leases to extend the lease term and entered into one new operating lease. As a result, the Company recognized additional operating lease liabilities and corresponding operating right-of-use assets of $3,063,782.

For the three and nine months ended September 30, 2023, components of lease expense are summarized as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease costs	$244,941	$529,089
Short-term lease costs	38,110	192,261
Total lease costs	$283,051	$721,350

As of September 30, 2023, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2023 (remainder)	$233,826
2024	966,451
2025	987,252
2026	682,806
Thereafter	542,512
Total lease payments	3,412,847
Less: imputed interest	367,938
Present value of operating lease liabilities	3,044,909
Less: current portion	794,516
Long-term portion	$2,250,393

Other information related to operating leases was as follows:

Nine Months Ended September 30, 2023
Cash paid for operating leases included in operating cash flows	$680,580
Remaining lease term of operating leases	4 years
Discount rate of operating leases	6.2%

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock (in shares) for the periods presented:

Nine Months Ended
September 30, 2023
Balance, beginning of period	3,881,658
Repurchases of common stock	826,862
Balance, end of period	4,708,520

Note 12 – Subsequent Events

In October 2023, the Company was awarded additional grant funding of approximately $9.0 million from one of the granting entities from whom the Company had previously been awarded grant funding during the three months ended September 30, 2023. The first $3.5 million of funding under this grant was received by the Company in October 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report and the documents incorporated by reference herein, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors and the documents incorporated by reference herein, which may affect our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a highly regulated, very competitive, and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in other documents we file with the SEC, including our Annual Report on form 10-K for the year ended December 31, 2022. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, and the audited financial statements and notes included therein.

As used in this Quarterly Report, the terms “we”, “us”, “our”, and “Co-Diagnostics” means Co-Diagnostics, Inc., a Utah corporation and its consolidated subsidiaries (the “Company”), unless otherwise indicated.

Executive Overview

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto included elsewhere in this report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the section of this report entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases and agricultural applications. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”). We are also developing a unique, groundbreaking portable PCR device and proprietary test cups (the “Co-Dx PCR platform”) that have been designed to bring affordable, reliable polymerase chain reaction (“PCR”) to patients in point-of-care and at-home settings. This platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, patented approach to PCR test design of primer and probe structure (“Co-Primers™”) that eliminates one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA.

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

In addition, continued development has demonstrated the unique properties of our Co-Primer technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

Our scientists use the complex mathematics of DNA/RNA PCR test design to engineer and optimize PCR tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. Dr. Brent Satterfield, our founder, developed the intellectual property we use in our business, consisting of the predictive mathematical algorithms and patented molecular structure used in the testing process, which together represent a major advance in PCR testing systems. Our flagship CoPrimers technology is covered by U.S. patents titled “Cooperative primers, probes, and applications thereof” as well as by granted and pending foreign counterparts. We have other U.S. patents directed to our earlier work in primer and assay designs. For more recent works, we have filed international and U.S. patent applications directed to “Methods and Compositions for Next Generation Sequencing (NGS) Library Preparation,” “Allele-Specific Design of Cooperative Primers for Improved Nucleic Acid Variant Genotyping,” “Methods and Compositions Related to Cooperative Primers and Reverse Transcription,” and “Systems, Methods, and Apparatus for Automated Self-Contained Biological Analysis” which is the basis of our Co-Dx Platform. We intend to continue building our patent portfolio as development continues and resources are available. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which may allow the sale of diagnostic PCR tests at a lower price than competitors, while enabling us to maintain profit margins.

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

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the United States, the European Community and/or in India. In the United States, we are regulated by the FDA and our products must be approved, cleared, or authorized by the FDA before we are allowed to sell our tests in the United States as in vitro diagnostics. The FDA granted us an EUA to manufacture and sell our Logix Smart COVID-19 test to CLIA labs in the United States. We are ISO 13485:2016 certified, relating to the design and manufacture of our medical device products. Being ISO certified greatly facilitates our applications for CE-Marking, which allows us to sell any CE Marked test in most countries in Europe, South America and Asia, depending on the country and following that country’s registration process. We currently have CE Markings issued for our Logix Smart COVID-19 test, tuberculosis test, our Zika virus test, a triplex test that tests for Zika, dengue, and chikungunya simultaneously, a triplex “ABC” test that identifies and distinguishes between Flu A, Flu B and Covid-19, our SARS-CoV-2 2-gene multiplex test, and our DS (Direct Saliva, extraction-free) COVID-19 test. In addition, our Logix Smart COVID-19 has received the required license to manufacture and sell in India from India’s CDSCO, and The National Epidemiology Institute in Mexico evaluated our Logix Smart COVID-19 and ABC tests and approved them for sale in Mexico. We have also received approval to sell our Logix Smart COVID-19 test in Australia. We are in the process of registering for sale our Logix Smart COVID-19 and other tests in a number of major countries around the world.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2023 Compared to the Three Months ended September 30, 2022

Revenues

For the three months ended September 30, 2023, we generated revenues of $2,457,098, compared to revenues of $5,094,456 for the three months ended September 30, 2022. Grant funding awarded to the Company accounted for $2,320,565 of revenue for the three months ended September 30, 2023. The decrease in total revenue of $2,637,358 was primarily due to lower sales of our Logix Smart COVID-19 test developed in response to the COVID-19 pandemic.

Cost of Revenues

We recorded cost of revenues of $255,772 for the three months ended September 30, 2023, compared to $767,936 for the three months ended September 30, 2022. The decrease in revenues combined with a larger percentage of fixed product production costs, as well as costs related to expired inventory, resulted in a lower cost of revenues and lower gross margin percentage, after adjusting for the effect of the grant revenue awarded.

Expenses

We incurred total operating expenses of $11,137,277 for the three months ended September 30, 2023, compared to total operating expenses of $10,862,135 for the three months ended September 30, 2022. The increase in operating expenses was primarily due to increased personnel expenses, including stock-compensation expense, and additional investment in research and development. These increases were partially offset by decreased expenses experienced in conjunction with our decrease in revenues, such as third-party sales commissions, reflected in sales and marketing and variable compensation.

Our sales and marketing expenses for the three months ended September 30, 2023 were $1,904,395, compared to $1,889,907 for the three months ended September 30, 2022. The increase was primarily a result of increased stock-based compensation expense and professional services expense, partially offset by decreased variable compensation, such as bonuses and commissions, decreased third-party sales commissions, and tradeshow and travel expenses.

General and administrative expenses decreased from $3,622,273 for the three months ended September 30, 2022 to $3,147,753 for the three months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to decreased bad debt expense, insurance expense, variable compensation expense, and professional services expenses, partially offset by increased stock-based compensation expense.

Our research and development expenses increased from $5,037,461 for the three months ended September 30, 2022 to $5,788,789 for the three months ended September 30, 2023. The primary increase in expenses was a result of increases in personnel related expenses and increases in expenses related to development and clinical trials of the Co-Dx PCR platform.

Other Income (expense)

For the three months ended September 30, 2023 we had total other income of $840,176, compared to total other income of $3,059,915 for the three months ended September 30, 2022. The primary components of other income include a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI and interest income and realized gains from investments in marketable securities.

Net Income (loss)

We realized a net loss for the three months ended September 30, 2023 of $5,982,194, compared to a net loss for the three months ended September 30, 2022 of $1,361,062. The larger net loss was primarily the result of a decrease in revenues, combined with an increase of operating expenses, partially offset by changes in the fair value of acquisition contingencies and income related to investments in marketable securities. Additionally, we recorded an income tax benefit of $2,113,581 for the three months ended September 30, 2023, compared to an income tax benefit of $2,114,638 for the three months ended September 30, 2022.

The Nine Months Ended September 30, 2023 Compared to the Nine Months ended September 30, 2022

Revenues

For the nine months ended September 30, 2023, we generated revenues of $3,256,861, compared to revenues of $32,816,726 for the nine months ended September 30, 2022. The decrease in revenue of $29,559,865 was primarily due to lower sales of our Logix Smart COVID-19 test developed in response to the COVID-19 pandemic.

Cost of Revenues

We recorded cost of revenues of $1,217,108 for the nine months ended September 30, 2023, compared to $4,965,319 for the nine months ended September 30, 2022. The decrease in revenues combined with a larger percentage of fixed product production costs, as well as costs related to expired inventory, resulted in a lower cost of revenues and lower gross margin percentage.

Expenses

We incurred total operating expenses of $32,920,793 for the nine months ended September 30, 2023, compared to total operating expenses of $28,709,900 for the nine months ended September 30, 2022. The increase in operating expenses was primarily due to increased personnel expenses, including stock-compensation expense, and additional investment in research and development. These increases were partially offset by decreased expenses experienced in conjunction with our decrease in revenues, such as third-party sales commissions reflected in sales and marketing, and variable compensation.

Our sales and marketing expenses for the nine months ended September 30, 2023 were $5,343,692, compared to $6,014,280 for the nine months ended September 30, 2022. The decrease was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased stock-based compensation expense, tradeshow and travel expenses, and professional services expense.

General and administrative expenses increased from $9,012,888 for the nine months ended September 30, 2022 to $9,875,613 for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increased professional, legal, and advisory fees expenses, increased stock-based compensation expense, and increased bad debt expense, partially offset by decreased variable compensation expense and decreased insurance expense.

Our research and development expenses increased from $12,698,632 for the nine months ended September 30, 2022 to $16,783,892 for the nine months ended September 30, 2023. The primary increase in expenses was a result of increases in personnel related expenses, increases in expenses related to development and clinical trials of the Co-Dx PCR platform, and increased stock-based compensation expense.

Other Income (expense)

For the nine months ended September 30, 2023 we had total other income of $3,612,918, compared to total other income of $7,055,666 for the nine months ended September 30, 2022. The primary components of other income include a change in the fair value of contingent consideration liabilities recorded in conjunction with the acquisitions of IdMo and ACI and interest income and realized gains from investments in marketable securities.

Net Income (loss)

We realized a net loss for the nine months ended September 30, 2023 of $20,656,410, compared with net income for the nine months ended September 30, 2022 of $7,667,231. The shift from net income to net loss was primarily the result of a decrease in revenues, combined with an increase of operating expenses, partially offset by changes in the fair value of acquisition contingencies and income related to investments in marketable securities. Additionally, we recorded an income tax benefit of $6,611,712 for the nine months ended September 30, 2023, compared to an income tax benefit of $1,470,058 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents of $10,239,898. Additionally, we had $53,188,999 of marketable investment securities that could readily be converted into cash if needed. Additionally, our total current assets of September 30, 2023, were $71,310,781 compared to total current liabilities of $5,097,740.

Net cash used in operating activities during the nine months ended September 30, 2023 was $17,303,239, compared to cash provided by operating activities of $10,578,544 for the nine months ended September 30, 2022. The decrease in cash from operating activities was primarily due to decreased revenues and the impact of non-cash items.

Net cash provided by investing activities during the nine months ended September 30, 2023 was $5,773,590, primarily from maturities of marketable investment securities, compared to cash used in investing activities of $4,861,292 during the nine months ended September 30, 2022.

Net cash used in financing activities was $1,204,256 for the nine months ended September 30, 2023, compared to net cash used in financing activities of $12,816,503 for the same period in the prior year. This decrease is due to the repurchase of fewer outstanding common shares during the first nine months of the year, compared to the same period of the prior year.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used cash generated from those sales to fund the procurement and production of inventory and to pay our operating expenses. We have increased our work force primarily in the area of research and development to develop the Co-Dx PCR platform and complete development of additional tests to enable us to use our distributor network to sell other products throughout the world and become profitable in the future. In March 2022 our board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of September 30, 2023 we have repurchased 4,708,520 outstanding common shares under the repurchase program for a total of $15.4 million.

Additionally, in March 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC registering the sale, from time-to-time of up to $150 million of our securities. In connection with the Shelf Registration Statement, we filed an equity distribution agreement prospectus covering the offering, issuance and sale of up to a maximum of $50 million shares of our common stock that may be issued and sold under an equity distribution agreement with Piper Sandler & Co. We are under no obligation to sell any securities under the Shelf Registration Statement or the equity distribution agreement with Piper Sandler & Co. We have not sold any shares under the equity distribution agreement with Piper Sandler & Co.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Co-Diagnostics, Inc. v. Hukui Technology, Inc., et al. (Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 210902131, filed on April 21, 2021).

The Company previously disclosed that it had filed a complaint against Defendants Hukui Technology, Inc., Hukui Tech, Inc., and Hukui Bio Co., Ltd (collectively, “Hukui”) seeking a declaratory judgment that the Company is not obligated to any of them in any amount. On August 24, 2021, Hukui filed their Answer and Counterclaim seeking damages on a number of theories, including breach of contract for letter agreements, breach of oral agreement, promissory estoppel, unjust enrichment, and interference with economic relations. On June 1, 2023 the Company filed a Motion for Summary Judgment asking the court for summary judgment on its sole claim for declaratory relief and for summary judgment with respect to all Hukui counterclaims. On November 7, 2023, the Court issued it decision and granted the Company summary judgment on its sole claim for declaratory relief and on all Hukui counterclaims.

There have been no other developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under Part II. Item 1. of our Quarterly Reports on form 10-Q previously filed with the SEC.

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

Pursuant to Section 16-10a-640 of the Utah Revised Business Corporation Act, no distribution may be made if, after giving it effect:

(a)	the corporation would not be able to pay its debts as they become due in the usual course of business; or

(b)	the corporation’s total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Share Repurchase Program

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
07/01/23 – 07/31/23	-	$-	-	$14,750,204
08/01/23 – 08/31/23	-	$-	-	$14,750,204
09/01/23 – 09/30/23	149,041	$1.12	149,041	$14,583,878

Total	149,041	$1.12	149,041	$14,583,878

(1)	In March 2022 the company announced that its board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. The extent to which the company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the company to acquire any specific number of shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description

10.1*	Commercial Lease Agreement, dated September 18, 2023, between Ge Estate, LLC and Co-Diagnostics, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

# Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: November 9, 2023	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer, President and Principal Executive Officer

Date: November 9, 2023	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

