Form 10-K
period 2023-12-31
Co-Diagnostics, Inc.
filed 2024-03-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $33,000,000.

As of March 12, 2024, there were 31,259,668 shares of common stock, par value $0.001 per share, outstanding.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, “CODX” and “Co-Diagnostics” means Co-Diagnostics, Inc., a Utah corporation and its consolidated subsidiaries (the “Company”), unless otherwise indicated.

ITEM 1: BUSINESS

Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, patented approach to PCR test design of primer and probe structure (“CoPrimers™”) that eliminates one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests were cleared for use in clinical labs only and not for point-of-care or at-home use.

We are currently developing a unique, groundbreaking portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro™ instrument, our proprietary diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform that is being designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In December 2023, we submitted the Co-Dx PCR platform for review by the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization (EUA). The submission included the PCR Pro instrument, Co-Dx PCR COVID-19 detection test cups, and mobile app, all designed for use in point-of-care and at-home settings. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Technology

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically than some competitors, allowing for significant margins while still positioning ourselves as a low-cost provider of molecular diagnostics and screening services. For example, we were the first US-based company to receive a CE-marking for a COVID-19 test in early 2020, as we worked to help slow the spread of the pandemic through our global network of distributors covering clinical labs in more than 50 countries. Our Logix Smart COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an in vitro diagnostic or IVD in countries that accept a CE Mark as approval for use of the test in a period of just over 30 days. This is a real-world example of how the CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of the virus should they not be detectable using currently available tests.

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

Our scientists use the complex mathematics of DNA/RNA PCR test design to engineer and optimize PCR tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. The intellectual property we use in our business, consisting of the predictive mathematical algorithms and patented molecular structure used in the testing process, which together represents a major advance in PCR testing systems. CODX technologies are now protected by more than 20 granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which may allow the sale of diagnostic PCR tests at a lower price than competitors, while enabling us to maintain profit margins.

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

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. In the United States, we obtained Emergency Use Authorization (“EUA”) for our Logix Smart® COVID-19 detection test from the Food and Drug Administration, or FDA, and we sell that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been approved for sale in countries such as the United Kingdom, Australia and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”).

In addition to testing for infectious disease, the technology lends itself to identifying any section of a DNA or RNA strand that describes any type of genetic trait, which creates several significant applications. We, in conjunction with our customers, have designed and licensed tests that identify genetic traits in plant and animal genomes. We also have three multiplexed tests developed to test mosquitos for the identification of diseases carried by the mosquitos to enable municipalities to concentrate their efforts in managing mosquito populations on the specific areas known to be breeding the mosquitos that carry deadly viruses.

Co-Dx PCR Platform

We believe the benefits of affordable, high-quality diagnostics should be available to everyone. High-quality point-of-care PCR testing plays a crucial role in healthcare. It enables rapid diagnosis of infectious diseases, such as COVID-19 or tuberculosis, facilitating timely treatment and containment measures. By delivering results on-site, it eliminates the need for sample transportation, reducing the risk that the sample is transported incorrectly or lost enroute, reducing turnaround time to results, and allowing for immediate decision-making. The quality of PCR testing at the point of care ensures reliable detection of pathogens, minimizing incorrect results. In short, high-quality PCR testing at home and at the point of care enhances patient care, public health response, and helps control the spread of infectious diseases. That is why we are developing the Co-Dx PCR platform utilizing our Co-Primers™ real-time PCR technology for at-home and point-of-care testing. Because we believe that testing for COVID-19 and other infectious diseases will continue to be a consideration for public health worldwide, we initiated the Co-Dx PCR platform to facilitate frequent, affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings, including schools, businesses, and the hospitality industry. We believe this may be accomplished through the development of a testing system comprised of a compact, relatively low-cost testing device, the Co-Dx PCR Pro instrument, together with proprietary diagnostic test cups that work with the Co-Dx Pro instrument and a mobile application, that is easy to use by professionals and non-professionals, that can provide PCR test results in around 30 minutes. We believe that as user test results are gathered in the cloud following completion of tests, the data may be useful for governmental health agencies and the World Health Organization to determine where outbreaks of infectious diseases may be occurring and enable them to act more quickly and efficiently and slow-down or perhaps even prevent further spread.

The 6 ½” x 4 1/2” x 6”, 2 lbs. Co-Dx PCR Pro instrument operates via a smartphone app with simple-to-follow instructions that includes videos to walk users through every step, some sample swab collection to the straightforward instrument operation. Results are processed in the cloud and delivered back to the user’s smartphone or tablet in about 30 minutes using software designed from the ground-up for this specific use. The PCR tests themselves (contained in the simple but unique, innovative test collection cups) are powered by patented Co-Dx Co-Primers PCR technology.

The initial diagnostic test designed for use on this platform, an at-home and point-of-care COVID-19 PCR test, was ultimately facilitated by our development of a saliva or nasal swab-based PCR test that does not require RNA/DNA extraction. The final result is believed to be approximately equivalent to those processed by a high-complexity clinical laboratory. Our COVID-19 PCR platform test has the advantages of increased speed and ease of handling thanks to lyophilization (or freeze-drying) of our testing reagents to allow for stability at room temperatures. In December 2023, we submitted our proprietary Co-Dx PCR COVID-19 test cups with the Co-Dx PCR Pro instrument and mobile application, all designed for use in point-of-care and at-home settings, for review by the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization (EUA). We are also preparing a 510K for submission to the FDA should the FDA decline to grant our emergency use authorization request.

We expect to develop further diagnostic tests for use with the PCR Pro instrument, including a multiplex test for influenza, RSV and COVID-19. To that effect, we were awarded $1.2 million in funding from the National Institutes of Health (NIH) as part of the Rapid Acceleration of Diagnostics (RADx®) Tech program for completion of our upper respiratory panel diagnostic test for use on the Company’s Co-Dx PCR platform. We will utilize the funds from the RADx Tech award to complete development of our flu A/B, COVID-19, and RSV multiplex test, preparatory for that test to begin clinical trials on the Co-Dx PCR Pro instrument. The NIH launched the RADx initiative on April 29, 2020, with the goal of speeding innovation in the development, commercialization, and implementation of technologies for COVID-19 testing, leveraging the existing NIH Point-of-Care Technology Research Network. The RADx Tech program is managed by the National Institute of Biomedical Imaging and Bioengineering (NIBIB), to support the accelerated development of tests and provide regulatory guidance during the COVID-19 pandemic and beyond.

We are also developing diagnostics tests for TB and HPV for use with our Co-Dx PCR platform. We have been awarded two grants in the amounts of $10.23 million and $987,000 by the Bill & Melinda Gates Foundation to support the development and manufacture of TB and HPV tests for our Co-Dx PCR platform. In 2014, all United Nations Member States and the World Health Organization (WHO) committed to ending the global TB epidemic by 2030, before the COVID-19 pandemic slowed, stalled or reversed progress of global TB targets. The WHO estimates that roughly 4.2 million cases of TB went unidentified in 2021 worldwide, representing nearly 40% of actual cases, highlighting the need for a dramatic increase of affordable, high-quality, point-of-care TB diagnostics to enable rapid treatment decisions to be made for a disease that has a mortality rate of about 50% if left untreated. The National Cancer Institute estimates that high-risk HPVs cause roughly 5% of all cancers worldwide, with the rate among women being nearly 10 times higher than that for men and leading to an estimated 264,000 cervical cancer deaths each year according to the WHO. More than 85% of these deaths are in low- and middle-income countries, and all of which the WHO believes can be dramatically reduced by access to diagnostics, vaccinations, and cancer screenings.

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

As mentioned above, the CDSCO has given us the approval for manufacture and sale of the 15 tests referred to above, and the Company’s joint venture manufactures and sells those tests. The Company manages a reagent rental program in India with thermocyclers purchased from third-party vendors and which we refer to as our MDx Device. The placement of thermocyclers in India has facilitated the sale of the SaraGene PCR tests in India. The WHO 2022 Global Tuberculosis Report indicates that India is the country with the highest number of cases of tuberculosis in the world. WHO tuberculosis statistics for India for 2022 give an estimated incidence figure of 2.82 million cases of tuberculosis for India out of a global incidence of approximately 10.0 million.

On March 19, 2020, we announced that CoSara received authorization to manufacture and sell COVID-19 tests in India. Those tests in India are branded as SaraGene COVID-19 tests and are sold exclusively by CoSara. The Indian government places restrictions on the price that could be charged for COVID-19 tests which limited the revenue in India more than we experienced in other parts of the world. At the time of this report, CoSara has received CDSCO clearance for RT-PCR tests for Mycobacterium tuberculosis, malaria, hepatitis B, hepatitis C (including viral load tests for both hepatitis B and C), human papillomavirus (HPV), a test for high-risk HPV, two COVID-19 assays, chikungunya, dengue, a dengue/chikungunya duplex test, an influenza A/influenza B/COVID-19 (“ABC”) multiplex test, and in 2024 CDSCO cleared the manufacture and sell SARAPLEX™ Influenza Multiplex (IFM) Test Kit to clinical laboratories as an in vitro diagnostic for the detection and differentiation of Influenza A and Influenza B.

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

United States

The FDA has granted permission for us to export all of our IVD products. The FDA’s permission to export was granted under Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”). Section 801(e) of the FDA Act covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any Premarket Approval steps with the FDA. Section 801(e) of the FDA Act applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices. We have received EUA for our COVID-19 test, which allows sales to qualified labs in the United States and facilitates the registration for sale in other countries as well. Under the FDA’s existing policy, the FDA continues to review a prioritized subset of COVID-19 tests for EUAs, and emphasizes that traditional device premarket review pathways remain open to all developers. We intend to pursue all appropriate FDA review pathways for products under development, including traditional premarket review pathways.

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

Market Opportunity

The market opportunity for our tests changed radically with the emergence of the COVID-19 pandemic. Because we were able to respond rapidly and produce a quality product, we have been able to build a worldwide distribution network, most of which have been the sales network that has allowed us to export products throughout the world. Our network of distributors that we have built over the past three years will serve us well in sales and distribution of other diagnostic tests and our forthcoming PCR diagnostic platform.

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

Additional Licensing and Assay Development

We believe the unique properties of our CoPrimers technology make them ideally suited to a variety of applications where sensitivity is key to optimal results, including multiplexing several targets, enhanced SNP detection and enrichment for next generation sequencing. Our licensee for our agricultural testing requested an expansion of our license agreement to include test design services for their customers and potential customers, both in the infectious disease arena as well as for agricultural customers. The license was amended in July 2019 and we expect to derive a license fee from our licensee for its design services. If any of its customers desire to commercialize the tests designed, they will need to seek a commercial license directly from us. Thanks to these unique characteristics of CoPrimers, research companies and institutions have requested that we design diagnostics to locate and identify uncommon gene sequences and SNPs and create tests for the target sequences in a multiplexed reaction. This application of our technology is in its beginning stages, but we believe that the results from our initial research indicate a significant step forward in defining the capabilities of our technology, which we believe can be translated to revenue producing licensing arrangements. However, there can be no guarantee that we will be able to develop the requested capabilities, or that we will be able to successfully commercialize this application of our technology.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits, a low-cost MDx-device, and an affordable Co-Dx PCR platform for at-home and point-of-care testing (the platform is subject to FDA review and not available for sale at the time of this filing).

●	Flexibility: CODX’s tests have been designed to run on many customers’ DNA/RNA diagnostic testing machines. Our technology is well suited to the new generation of point-of-care testing (“POCT”), compact and portable analysis machinery for field, clinical and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE Mark for our Logix Smart COVID-19 test being approximately 30 days.

●	Accuracy: We believe our technology allows us to build tests that are highly sensitive and specific, the two benchmarks for accuracy in PCR testing.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient-specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable DNA-based diagnostics, especially in at-home and POCT settings, for which we are developing products.

●	Low-cost Provider: Our platform technology obviates the need to pay patent royalties typically required of our competitors, which use third-party patented test platforms to design their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, we anticipate that we can identify the best target markets, not only in high burden developing countries but also in developed nations.

●	Data Collection: With the anticipated deployment of the Co-Dx PCR platform we expect to play a role in centralizing global data collection on infectious diseases that may contribute to faster vaccination and therapeutic responses from health authorities.

●	Growth Industry Category: We believe that real-time PCR testing is the fastest-growing segment of in vitro diagnostic testing.

●	Combination Product Offering: Our sensitive tests can be a well-designed match for a new generation of compact and other small POCT devices now entering the market, including our own MDx and Co-Dx PCR Pro instruments. Used together, we believe these affordable tests and devices have the potential to revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multiplexing: Our existing multiplexed tests demonstrate that our CoPrimer-designed tests are able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that often occur in multiplexed tests.

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

Major Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the years ended December 31, 2023 and 2022, respectively. Two customers accounted for approximately 28% of product revenue for the year ended December 31, 2023 and one customer accounted for approximately 37% of product revenue for the year ended December 31, 2022. One granting agency accounted for 100% of grant revenue for the year ended December 31, 2023. These customers and granting agencies may not account for the same percentage of product revenue or grant revenue in future periods. If we were to sell nothing to those customers in the future, it would have a material adverse effect on our financial condition unless we were able to replace those customers with others.

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

Employees

As of December 31, 2023, we had 155 full-time and part-time employees at our executive offices and lab facilities in Salt Lake City, Utah. We have engaged independent contractors to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

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

We have a limited operating history. We began operations in April 2013. Our accumulated retained earnings were $4.6 million and $39.9 million as of December 31, 2023 and 2022, respectively. During the calendar years ending December 31, 2023 and 2022 we experienced a decline in demand for our Logix Smart COVID-19 and other COVID-19 tests and operated at a net loss during the periods. We do not have any way of predicting when or if we will achieve profitability again. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we expect to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

Our future success is dependent on our development of our Co-Dx PCR platform and securing regulatory approval for the platform including the PCR Pro instrument and related diagnostic tests, demand for infectious disease diagnostics and upon our ability to develop and market other commercially accepted diagnostic tests for our PCR platform.

Our future success will depend, in part, on our development of our Co-Dx PCR platform and securing regulatory approval for the platform including the PCR Pro instrument and related diagnostic tests, our ability to develop and sell sufficient quantities of other diagnostics tests, and our ability to successfully and profitably market our Co-Dx PCR platform. Attracting new customers and distribution networks requires substantial time and expense. Any failure to obtain regulatory approval for our product candidates and to increase sales of our diagnostic tests in sufficient quantities to achieve profitability in a timely manner would adversely affect our operating results. Many factors could affect the market acceptance and commercial success of any of our diagnostic tests and devices, including:

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

Cybersecurity risks and the failure to maintain the integrity of company, employee or customer data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

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

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

We received Emergency Use Authorization or EUA for our COVID-19 test in US. We applied for Emergency Use Authorization for our PCR platform which included the PCR Pro instrument and the COVID 19 diagnostic test cup and mobile app. The FDA may not timely grant the EUA we filed for the PCR platform or may require that we submit a 510K application rather than EUA. For our existing EUA and any new EUA, the FDA may revoke any EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, which would adversely impact our ability to market our COVID-19 test in the United States.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. During the COVID 19 pandemic the FDA determined that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic. On April 3, 2020, we received an EUA from the FDA for our Logix Smart Coronavirus Disease 2019 (COVID-19) kit for use on individuals who are suspected of COVID-19 by their healthcare provider. We cannot predict how long the EUA for our COVID-19 test will remain in place. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. The FDA may take such a position at any time and without notice and, therefore, we cannot predict how long our EUAs will remain in place. The FDA may also revoke an EUA when the circumstances justifying its issuance no longer exist, such as when an alternative is authorized for marketing through the standard procedures, including through a 510(k) clearance.

We applied for Emergency Use Authorization for our PCR platform which included the PCR Pro instrument and the COVID 19 diagnostic test cup and mobile app. The FDA may not timely grant the EUA we filed for the PCR platform or may require that we submit a 510K application rather than EUA which could extend the time for authorization to begin commercializing the PCR platform. There can be no assurances that the FDA will authorize any request for additional and/or amended EUAs and if we do not receive the authorization, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

If either of our existing EUAs is revoked or our existing EUA applications are denied prior to us having received regulatory approval to commercialize our COVID-19 test through a traditional pathway, we may not be able to obtain required clearances or approvals in a timely manner, or at all, and one or more of our competitors may obtain the necessary clearances or approvals for their products before we do. In addition, we would be required to cease our commercialization efforts, which would substantially and negatively impact our business. As a result, any such revocation could adversely impact our business, financial condition and results of operations.

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

Many state laws govern the privacy and security of personal information and data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. In addition, the California Consumer Rights Act, or CPRA, was recently enacted to strengthen elements of the CCPA and became effective on January 1, 2023. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of California-based employees. In addition, the CPRA created a new California data protection agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. A number of other states have considered similar privacy proposals, and states have recently enacted their own privacy laws. For example, the Virginia Consumer Data Protection Act became effective on January 1, 2023, and Colorado and Utah enacted similar laws that became effective in 2023, increasing the complexity of compliance and the risk of failures to comply. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

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

The market price of our common stock may be subject to wide fluctuation in response to various factors, some of which are beyond our control. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sales or purchases of our common stock by our shareholders, executives, and directors;

●	our ability to obtain regulatory approval to commercialize our PCR platform on a timely basis or at all;

●	our ability to enter new markets;

●	actual or unanticipated fluctuations in our annual and quarterly financial results;

●	our ability to obtain financings to continue and expand our commercial activities, expand our manufacturing operations, conduct research and development activities including, but not limited to, human clinical trials, and other business activities;

●	our ability to secure resources and the necessary personnel to continue and expand our commercial activities, develop additional diagnostic tests, conduct clinical trials and gain approval for our diagnostic tests on our desired schedule;

●	commencement, enrollment or results of our clinical trials of our diagnostic tests or any future clinical trials we may conduct;

●	changes in the development status of our diagnostic tests;

●	any delays or adverse developments or perceived adverse developments with respect to review by the FDA or other similar foreign regulatory authorities of our planned clinical trials;

●	any delay in our submission for studies or test approvals or adverse regulatory decisions, including failure to receive regulatory approval or clearance for our diagnostic tests;

●	our announcements or our competitors’ announcements regarding new tests, enhancements, significant contracts, acquisitions or strategic investments;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, including as a result of future issuances of securities and sales of large blocks of common stock by our shareholders;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	competition from existing technologies and diagnostic tests or new technologies and diagnostic tests that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new diagnostic tests, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendations and changes in recommendations, price targets and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;

●	other events or factors, many of which may be out of our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We understand the importance of preventing, identifying, assessing and managing material risks associated with cybersecurity threats. Cybersecurity processes to identify, assess and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process and are designed to help protect our information assets and operations from internal and external cyber threats and protect employee and customer information from unauthorized access or attack, as well as secure our network and systems. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and are included in the Company’s overall risk management system and processes. We have implemented into our operations these cybersecurity processes, technologies and controls to identify, assess and manage material risks. Specifically, we engage a third-party cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic internal and external penetration testing by an independent cybersecurity firm to inform our risk identification and assessment of critical, high, medium and minor material cybersecurity threats.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

●	Monitor evolving cybersecurity standards and emerging data protection laws and implement changes to our processes to comply;

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	The Company leverages third-party vendors to house critical clinical trial data. These vendors are required to be GxP compliant which entails strong cybersecurity controls that are validated by a third-party auditor. Furthermore, the Company has begun performing security risk assessments prior to on-boarding new significant vendors.

●	The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

●	Employ multifactor authentication on internal and external systems;

●	Conduct regular phishing email simulations for all employees; and

●	Carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities that we and our third-party cybersecurity providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

As part of the above processes, we engage with subject matter expert consultants to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use, including those in our supply chain or who have access to patient and employee data or our systems. Third-party risks are included within our risk management process discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, cybersecurity threats may affect our business. See “Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

The Audit Committee of the Board of Directors is responsible for oversight of our cybersecurity risk assessment, risk management, incident response procedures and cybersecurity risks and provides updates to the Board of Directors regarding such oversight. Periodically during each year, the Audit Committee receives an overview from our Vice President, Head of Technology of our cybersecurity threat risk management and strategy processes, including potential impact on us, the efforts of management to manage the risks that are identified and our incident response preparations.

Our cybersecurity risk assessment, management and strategy processes are led by our Chief Technology Officer. Our Chief Technology Officer has over 15 years of experience in various roles involving managing information security, managing privacy and data protection, developing cybersecurity strategy, and implementing cybersecurity programs. The Chief Technology Officer was recently promoted and is training to be a Certified Information Security Manager (CISM), is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through management of the cybersecurity risk management and strategy processes described above, including our incident response plan.

ITEM 2. PROPERTIES

Our headquarters are located at 2401 S. Foothill Drive, Salt Lake City, Utah. Our current facilities have approximately 54,000 square feet of laboratory, manufacturing, storage and office space under leases that expire in 2026 through 2028. We believe the facilities we lease are sufficient to meet our needs for the foreseeable future.

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

Class Actions and Shareholder Derivative Suits

Gelt Securities Class Action (District of Utah)

On June 15, 2020, Gelt Trading Co. (“Gelt”) filed a lawsuit in the United States District Court for the District of Utah (“District of Utah”), against the Company and certain of our directors and officers, on behalf of itself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Gelt Litigation”). The complaint alleges that Co-Diagnostics and the individual defendants overstated the accuracy of the Company’s Logix Smart COVID-19 test in statements on April 30, 2020 and May 1, 2020, and that plaintiff suffered losses when the Company’s stock price dropped after public reports questioned the accuracy of the Logix Smart test on May 14, 2020. On July 15, 2020, plaintiff filed an amended complaint. On March 10, 2021, the court appointed Gelt as Lead Plaintiff, and on April 7, 2021, Lead Plaintiff filed a second amended complaint (“SAC”), which asserts the same Sections 10(b) and 20(a) claims against the same defendants on largely the same theory. On May 5, 2021, the defendants moved to dismiss the SAC. On March 9, 2022, the court entered a Decision & Order denying the motion to dismiss, but narrowing the challenged statements to only those made in the May 1, 2020 press release, and on April 13, 2022, the defendants filed an answer to the SAC. On October 17, 2022, Gelt filed a motion to certify the putative class, and on August 18, 2023, the court partially granted that motion, certifying a class of all those who purchased Co-Diagnostics securities between May 1, 2020 and May 14, 2020, dates inclusive, and who were damaged thereby. Fact discovery closed on August 18, 2023 and expert discovery is currently underway. Summary judgment motions and motions to exclude expert testimony are due April 10, 2024; no trial date has yet been set. The defendants believe the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Shareholder Derivative Lawsuits (District of Utah & Utah State Court)

On September 17, 2020, a shareholder derivative lawsuit was filed in the District of Utah by Luis Aguilera, allegedly on behalf of Co-Diagnostics, Inc., that substantially piggybacks on the Gelt Litigation referenced above. The lawsuit asserts that the defendants failed to prevent the alleged securities law violations largely asserted in the Gelt Litigation. On December 2, 2020, a second shareholder derivative lawsuit was filed in the District of Utah by Melvyn Klein asserting essentially the same claims, allegedly on behalf of Co-Diagnostics, as the Aguilera shareholder derivative action. And on April 29, 2021, the District of Utah consolidated the two shareholder derivative cases, with the Aguilera case serving as the lead case under the caption In re Co-Diagnostics, Inc. Derivative Litigation. On May 3, 2022, plaintiffs filed an amended complaint asserting claims for breach of fiduciary duty, unjust enrichment, and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934. Defendants answered the amended complaint on June 24, 2022. On January 25, 2024, the consolidated Aguilera derivative action was voluntarily dismissed without prejudice.

On November 24, 2020, an additional shareholder derivative lawsuit was filed in the District of Utah by Matthew Wallace, allegedly on behalf of Co-Diagnostics, Inc., that also piggybacks on the Gelt Litigation referenced above. It named the same defendants and asserted essentially the same claims, allegedly on behalf of Co-Diagnostics, as in the other District of Utah shareholder derivative actions referenced above. On January 25, 2021, another shareholder derivative lawsuit was filed in the District of Utah by Jason Reagan, asserting essentially the same claims as in the Wallace lawsuit. On March 18, 2021, the court consolidated the two lawsuits, with the Wallace lawsuit serving as the lead case. On April 30, 2021, plaintiffs filed an amended complaint asserting claims for breach of fiduciary duty against defendants and claims for insider trading. On January 26, 2024, the court ordered the parties’ proposed revised case schedule, setting fact and expert discovery deadlines throughout 2024 and early 2025; dispositive motions are due June 1, 2025, but no trial date has yet been set.

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

Stadium Capital Securities Class Action (Southern District of New York)

On August 16, 2022, Stadium Capital LLC (“Stadium”) filed a lawsuit in the United States District Court for the Southern District of New York, against Co-Diagnostics, Inc., and certain of our officers, on behalf of itself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that Co-Diagnostics and the individual defendants overstated the demand for the Company’s Logix Smart COVID-19 test in statements on May 12, 2022 and June 15, 2022. The complaint alleges that plaintiff suffered losses when the Company’s stock price dropped after the Company disclosed its financial results for the quarter ended June 30, 2022 in a press release on August 11, 2022. On September 19, 2022, a second plaintiff, Drew Lee, filed a similar complaint in the same court against the same defendants alleging essentially the same claims. On August 9, 2023, the court consolidated these two securities class actions into the Stadium action and appointed Stadium as lead plaintiff. On September 21, 2023, Stadium filed a consolidated amended complaint, and on October 20, 2023, defendants moved to dismiss. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. On February 20, 2024, the defendants answered the consolidated amended complaint, and the parties are now engaged in discovery. The defendants believe the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Commercial Litigation

Co-Diagnostics, Inc. v. Hukui Technology, Inc., et al. (Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 210902131, filed on April 21, 2021).

The Company filed a complaint against Defendants Hukui Technology, Inc., Hukui Tech, Inc., and Hukui Bio Co., Ltd (collectively, “Hukui”) seeking a declaratory judgment that the Company is not obligated to any of them in any amount. On August 24, 2021, Hukui filed their Answer and Counterclaim seeking damages on a number of theories, including breach of contract for letter agreements, breach of oral agreement, promissory estoppel, unjust enrichment, and interference with economic relations. Hukui requested a money judgment against the Company in an amount to be determined at trial. On September 20, 2021, Hukui filed their Unopposed Motion for Leave to Amend Answer to the Complaint, Affirmative Defenses, and Counterclaims and, on October 14, 2021, Hukui filed their Amended Answer and Counterclaims seeking damages on declaratory judgment, as well as breach of contract for letters of authorization, breach of oral agreement, promissory estoppel, unjust enrichment, and interference with economic relations. In 2022 the parties exchanged their initial disclosures, exchanged written discovery requests, and conducted a number of depositions on each side that were concluded in January 2023. On June 1, 2023 the Company filed a Motion for Summary Judgment asking the court for summary judgment on its sole claim for declaratory relief and for summary judgment with respect to all Hukui counterclaims. On November 7, 2023, the Court issued its decision and granted the Company summary judgment on its sole claim for declaratory relief and on all Hukui counterclaims. On December 22, 2023, Hukui filed a notice of appeal of the final judgment in its entirety with the Utah Supreme Court. The Company believes the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

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

Holders

As of March 12, 2024, the last reported sales price reported on NASDAQ for our common stock was $1.18 per share. As of March 12, 2024, we had approximately 154 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

Issuer Purchase of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
10/01/23 – 10/31/23	77,676	$1.08	77,676	$14,500,002
11/01/23 – 11/30/23	-	$-	-	$14,500,002
12/01/23 – 12/31/23	62,482	$1.21	62,482	$14,424,205

Total	140,158	$1.14	140,158	$14,424,205

(1)	In March 2022, the company announced that its board of directors authorized the repurchase of up to $30.0 million of the company’s outstanding common stock. The extent to which the company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the company to acquire any specific number of shares of its common stock.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, patented approach to PCR test design of primer and probe structure (“CoPrimers™”) that eliminates one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests were cleared for use in clinical labs only and not for point-of-care or at-home use.

We are currently developing a unique, groundbreaking portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro™ instrument, our proprietary diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform that is being designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In December 2023, we submitted the Co-Dx PCR platform for review by the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization (EUA). The submission included the PCR Pro instrument, Co-Dx PCR COVID-19 detection test cups, and mobile app, all designed for use in point-of-care and at-home settings. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Technology

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically than some competitors, allowing for significant margins while still positioning ourselves as a low-cost provider of molecular diagnostics and screening services. For example, we were the first US-based company to receive a CE-marking for a COVID-19 test in early 2020, as we worked to help slow the spread of the pandemic through our global network of distributors covering clinical labs in more than 50 countries. Our Logix Smart COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an in vitro diagnostic or IVD in countries that accept a CE Mark as approval for use of the test in a period of just over 30 days. This is a real-world example of how the CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of the virus should they not be detectable using currently available tests.

In addition, continued development has demonstrated the unique properties of our CoPrimer technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

Our scientists use the complex mathematics of DNA/RNA PCR test design to engineer and optimize PCR tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. The intellectual property we use in our business, consisting of the predictive mathematical algorithms and patented molecular structure used in the testing process, which together represents a major advance in PCR testing systems. CODX technologies are now protected by more than 20 granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which may allow the sale of diagnostic PCR tests at a lower price than competitors, while enabling us to maintain profit margins.

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

Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. In the United States, we obtained Emergency Use Authorization (“EUA”) for our Logix Smart® COVID-19 detection test from the Food and Drug Administration, or FDA, and we sell that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been approved for sale in countries such as the United Kingdom, Australia and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems (which we refer to as the “MDx Device”).

In addition to testing for infectious disease, the technology lends itself to identifying any section of a DNA or RNA strand that describes any type of genetic trait, which creates several significant applications. We, in conjunction with our customers, have designed and licensed tests that identify genetic traits in plant and animal genomes. We also have three multiplexed tests developed to test mosquitos for the identification of diseases carried by the mosquitos to enable municipalities to concentrate their efforts in managing mosquito populations on the specific areas known to be breeding the mosquitos that carry deadly viruses.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2023 and 2022

The table below provides a comparison of our operating results for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

	Years Ended December 31,		Year Change
	2023	2022	Change	%
Product revenue	$991,473	$34,218,209	$(33,226,736)	-97%
Grant revenue	5,820,565	-	5,820,565	-
Total revenue	6,812,038	34,218,209	(27,406,171)	-80%
Cost of revenue	4,184,949	5,481,093	(1,296,144)	-24%
Gross profit	2,627,089	28,737,116	(26,110,027)	-91%
Operating expenses
Sales and marketing	6,860,815	7,344,628	(483,813)	-7%
General and administrative	14,279,441	14,262,963	16,478	0%
Research and development	22,962,593	17,438,098	5,524,495	32%
Depreciation and amortization	1,230,474	1,282,718	(52,244)	-4%
Goodwill impairment charges	-	15,388,546	(15,388,546)	-
Total operating expenses	45,333,323	55,716,953	(10,383,630)	-19%
Loss from operations	(42,706,234)	(26,979,837)	(15,726,397)	58%
Other income
Interest income	1,161,913	704,045	457,868	65%
Realized gain on investments	2,243,059	-	2,243,059	-
Loss on disposition of assets	(2,578)	(138,117)	135,539	-98%
Gain on remeasurement of acquisition contingencies	1,092,581	7,899,644	(6,807,063)	-86%
Gain (loss) on equity method investment in joint venture	100,703	(332,969)	433,672	-130%
Total other income	4,595,678	8,132,603	(3,536,925)	-43%
Loss before income taxes	(38,110,556)	(18,847,234)	(19,263,322)	102%
Income tax benefit	(2,777,691)	(4,608,985)	1,831,294	-40%
Net loss	$(35,332,865)	$(14,238,249)	$(21,094,616)	148%

Revenues

For the year ended December 31, 2023, we generated $6.8 million of revenue compared to revenue of $34.2 million in the year ended December 31, 2022. The decrease in revenue of $27.4 million was primarily due to lower sales of our Logix Smart COVID-19 test throughout the world. As global attention and regulatory responses to the COVID-19 pandemic have eased, we have experienced significantly decreased demand for our COVID-19 test. This decrease was partially offset by the generation of $5.8 million of grant revenue during the year ended December 31, 2023.

Cost of Revenues and Gross Profit

Cost of revenues decreased by $1.3 million from $5.5 million for the year ended December 31, 2022 to $4.2 million for the year ended December 31, 2023. Included within cost of revenues for the year ended December 31, 2023 is an increase of approximately $2.8 million related to reserves against certain raw materials and finished goods inventories. The decrease in revenues combined with a larger percentage of fixed product manufacturing costs and reserves for obsolete inventory resulted in a lower gross margin percentage.

Operating Expenses

We incurred total operating expenses of $45.3 million for the year ended December 31, 2023 compared to total operating expenses of $55.7 million for the year ended December 31, 2022. The decrease in operating expenses was primarily due to the decreases related to the impairment of goodwill, bad debt expense, and third party sales commissions, partially offset by increased expenses related to personnel, including stock-based compensation, increased legal and professional services expenses, and increased investment in research and development.

Sales and marketing expenses for the year ended December 31, 2023 were $6.9 million compared to $7.3 million for the year ended December 31, 2022. The decrease of $0.4 million was primarily a result of decreased variable compensation, such as bonuses and commissions, and decreased third-party sales commissions, partially offset by increased professional services and stock-based compensation expense.

General and administrative expenses were flat at $14.3 million for the years ended December 31, 2023 and 2022, respectively. Increases in professional, legal, and advisory fees, personnel related expenses, and stock-based compensation expense were offset by decreases in bad debt expense and insurance expense.

Our research and development expenses increased by $5.6 million from $17.4 million for the year ended December 31, 2022, to $23.0 million for the year ended December 31, 2023. The primary increase in expenses related to increased personnel expenses, as well as increases in supplies expenses and professional and lab services utilized to further help us in our research and product development activities.

During the year ended December 31, 2022, the Company recognized charges of $15.4 million related to goodwill impairment.

Other Income

Other income was $4.6 million for the year ended December 31, 2023, compared to other income of $8.1 million for the year ended December 31, 2022. The decrease in other income of $3.5 million was primarily due to a change in the fair value of contingent consideration liabilities, driven by changes in the Company’s stock price, and partially offset by increased interest income and realized investment gains due to the Company’s investing activities.

Net Loss

We realized a net loss for the year ended December 31, 2023 of $35.3 million compared to $14.2 million for the year ended December 31, 2022. The decrease of $21.1 million was primarily the result of reduced sales of our Logix Smart COVID-19 test, increased operating expenses as discussed above, and a decrease in the gain related to the fair value of acquisition related contingent consideration liabilities, partially offset by a decrease in impairment charges related to the impairment of goodwill recorded in the prior year and increased interest income and realized investment gains. Additionally, we recorded an income tax benefit of $2.8 million during the year ended December 31, 2023, compared to an income tax benefit of $4.6 million for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, we had cash and cash equivalents of $14.9 million and marketable investment securities of $43.6 million. We consider our marketable investment securities an important part of our liquidity and focus such investments in securities that can readily be converted into cash if needed. Additionally, our total current assets at December 31, 2023, were $62.1 million compared to total current liabilities of $5.7 million.

Net cash used in operating activities during the year ended December 31, 2023 was $22.1 million, compared to cash provided by operating activities of $6.6 million for the year ended December 31, 2022. The decrease in cash from operating activities was primarily due to decreases in revenue and increases in operating expenses.

Net cash provided by investing activities was $15.4 million for the year ended December 31, 2023, compared to net cash used in investing activities of $58.2 million during the year ended December 31, 2022. The increase in cash provided by investing activities is primarily due to interest and realized gains related to marketable investment securities, as well as the redemption of certain investments as they matured.

Net cash used in financing activities was $1.4 million for the year ended December 31, 2023, compared to $14.0 million of cash used in financing activities for the year ended December 31, 2022. The decrease in cash used in financing activities is primarily due to fewer repurchases of outstanding common shares during 2023 as compared to 2022.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used our cash generated from those sales to fund the purchase of inventories and the development of our Co-Dx PCR Platform, and to pay our operating expenses. We have increased our work force most significantly in research and development in order to continue development of the Co-Dx PCR platform and additional tests that will enable continued use of our distributor network to sell additional products throughout the world.

We believe that our existing capital resources and the cash generated from future sales will be sufficient to meet our projected operating requirements for the next 12 months. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term. If needed, we expect additional investment capital to come from additional issuances of our common stock or other equity based securities with existing and new investors similar to those that have provided funding in the past. On March 16, 2023, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper”), pursuant to which we may sell from time to time, shares of our common stock, having an aggregate offering price of up to $50.0 million through Piper, as agent. No shares have been sold under the distribution agreement as of December 31, 2023. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.

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

If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. For goodwill, the entity has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative impairment test compares the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is recorded. Upon the completion of our annual evaluation for impairment of goodwill as of December 31, 2022, we recorded a goodwill impairment charge of $15.4 million.

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

Income Taxes

Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. We recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained during an audit, including resolution of related appeals or litigation processes, if any. While we believe that we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcome of examinations by tax authorities in determining the adequacy of our provision for income taxes. See Note 11 to our Consolidated Financial Statements for more information on income taxes.

The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our revenue and expenses fluctuate from period to period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Co-Diagnostics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Co-Diagnostics Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of the Fair Value of Intangible Assets

As more fully described in Notes 2 and 6 to the consolidated financial statements, the Company acquired Idaho Molecular, Inc., and Advanced Conceptions, Inc. in December 2021. As part of the transaction, the Company acquired in-process research and development indefinite-lived intangible assets totaling $26,101,000. The Company assesses these assets for impairment at least annually or whenever events or changes in circumstances occur that may indicate impairment. The Company’s analysis for the year ended December 31, 2023, required significant judgment to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. As a result of their analysis, the Company determined there was no impairment as of year-end.

Auditing the Company’s annual impairment assessment was complex and highly judgmental due to the significant judgement required in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. This required a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence to evaluate management assessment in evaluating these indefinite-lived intangibles for impairment. These procedures included among others: (1) evaluating management’s process for evaluating for impairment, (2) evaluating the factors assessed by management (3) evaluating other relevant factors in making our own determination, and (4) evaluating and discussing considerations and conclusions made by management.

/s/ Tanner LLC

We have served as the Company’s auditor since 2023

Salt Lake City, Utah

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Co-Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Co-Diagnostics, Inc (the Company) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Salt Lake City, Utah

March 16, 2023

We began serving as the Company’s auditor in 2016. In 2023, we became the predecessor auditor.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$14,916,878	$22,973,803
Marketable investment securities	43,631,510	58,289,066
Accounts receivable, net	303,926	3,453,723
Inventory, net	1,664,725	5,310,473
Income taxes receivable	26,955	1,870,419
Prepaid expenses and other current assets	1,597,114	761,187
Note receivable	-	75,000
Total current assets	62,141,108	92,733,671
Property and equipment, net	3,035,729	2,539,483
Operating lease right-of-use asset	2,966,774	372,115
Intangible assets, net	26,403,667	26,768,333
Investment in joint venture	773,382	672,679
Total assets	$95,320,660	$123,086,281
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,482,109	$952,296
Accrued expenses	2,172,959	934,447
Operating lease liability, current	838,387	297,209
Contingent consideration liabilities, current	891,666	1,689,471
Deferred revenue	362,449	-
Total current liabilities	5,747,570	3,873,423
Long-term liabilities
Income taxes payable	659,186	1,181,284
Deferred tax liability	-	2,417,987
Operating lease liability	2,152,180	50,708
Contingent consideration liabilities	748,109	1,042,885
Total long-term liabilities	3,559,475	4,692,864
Total liabilities	9,307,045	8,566,287
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,108,346 shares issued and 31,259,668 shares outstanding as of December 31, 2023 and 34,754,265 shares issued and 30,872,607 shares outstanding as of December 31, 2022	36,108	34,754
Treasury stock, at cost; 4,848,678 and 3,881,658 shares held as of December 31, 2023 and December 31, 2022, respectively	(15,575,795)	(14,211,866)
Additional paid-in capital	96,808,436	88,472,935
Accumulated other comprehensive income	146,700	293,140
Accumulated earnings	4,598,166	39,931,031
Total stockholders’ equity	86,013,615	114,519,994
Total liabilities and stockholders’ equity	$95,320,660	$123,086,281

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022
Product revenue	$991,473	$34,218,209
Grant revenue	5,820,565	-
Total revenue	6,812,038	34,218,209
Cost of revenue	4,184,949	5,481,093
Gross profit	2,627,089	28,737,116
Operating expenses
Sales and marketing	6,860,815	7,344,628
General and administrative	14,279,441	14,262,963
Research and development	22,962,593	17,438,098
Depreciation and amortization	1,230,474	1,282,718
Goodwill impairment charges	-	15,388,546
Total operating expenses	45,333,323	55,716,953
Loss from operations	(42,706,234)	(26,979,837)
Other income, net
Interest income	1,161,913	704,045
Realized gain on investments	2,243,059	-
Loss on disposition of assets	(2,578)	(138,117)
Gain on remeasurement of acquisition contingencies	1,092,581	7,899,644
Gain (loss) on equity method investment in joint venture	100,703	(332,969)
Total other income, net	4,595,678	8,132,603
Loss before income taxes	(38,110,556)	(18,847,234)
Income tax benefit	(2,777,691)	(4,608,985)
Net loss	$(35,332,865)	$(14,238,249)
Other comprehensive loss
Change in net unrealized gains on marketable securities, net of tax	$(146,440)	$293,140
Total other comprehensive income (loss)	$(146,440)	$293,140
Comprehensive loss	$(35,479,305)	$(13,945,109)

Loss per common share:
Basic	$(1.20)	$(0.45)
Diluted	$(1.20)	$(0.45)
Weighted average shares outstanding:
Basic	29,346,599	31,479,028
Diluted	29,346,599	31,479,028

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2021	-	$-	33,819,862	$33,820	$-	$80,271,999	$-	$54,169,280	$134,475,099
Common stock issued for option exercises	-	-	70,791	70	-	77,800	-	-	77,870
Common stock issued for warrant exercises	-	-	50,000	50	-	99,950	-	-	100,000
Stock-based compensation expense	-	-	725,166	725	-	7,542,498	-	-	7,543,223
Common stock issued for acquisitions	-	-	88,446	89	-	480,687	-	-	480,776
Repurchases of common stock	-	-	-	-	(14,211,866)	-	-	-	(14,211,866)
Other comprehensive income, net of tax	-	-	-	-	-	-	293,140	-	293,140
Net loss	-	-	-	-	-	-	-	(14,238,249)	(14,238,249)
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation expense	-	-	1,354,081	1,354	-	8,335,501	-	-	8,336,855
Repurchases of common stock	-	-	-	-	(1,363,929)	-	-	-	(1,363,929)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(146,440)	-	(146,440)
Net loss	-	-	-	-	-	-	-	(35,332,865)	(35,332,865)
Balance as of December 31, 2023	-	$-	36,108,346	$36,108	$(15,575,795)	$96,808,436	$146,700	$4,598,166	$86,013,615

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(35,332,865)	$(14,238,249)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,230,474	1,282,718
Goodwill impairment charges	-	15,388,546
Stock-based compensation expense	8,336,855	7,543,223
Change in fair value of acquisition contingencies	(1,092,581)	(7,899,644)
Non-cash lease expense	47,992	30,430
Realized gain on investments	(2,243,059)	-
(Gain) loss from equity method investment	(100,703)	332,969
Loss on disposition of assets	2,578	138,117
Deferred income taxes	(2,417,987)	(4,810,457)
Provision for credit losses	612,809	2,461,032
Inventory obsolescence expense	3,233,281	148,099
Changes in assets and liabilities:
Accounts receivable	2,536,988	14,924,427
Prepaid expenses and other assets	1,082,536	(224,094)
Inventory	413,140	(3,673,309)
Deferred revenue	362,449	(150,000)
Income taxes payable	(522,098)	(2,201,250)
Accounts payable, accrued expenses and other liabilities	1,768,326	(2,483,821)
Net cash (used in) provided by operating activities	(22,081,865)	6,568,737
Cash flows from investing activities
Purchases of property and equipment	(1,365,306)	(1,427,512)
Proceeds from maturities of marketable investment securities	127,251,619	11,255,266
Purchases of marketable securities	(110,497,444)	(67,995,926)
Net cash (used in) provided by investing activities	15,388,869	(58,168,172)
Cash flows from financing activities
Proceeds from exercise of options and warrants	-	177,870
Repurchases of common stock	(1,363,929)	(14,211,866)
Net cash (used in) financing activities	(1,363,929)	(14,033,996)
Net decrease in cash and cash equivalents	(8,056,925)	(65,633,431)
Cash and cash equivalents at beginning of period	22,973,803	88,607,234
Cash and cash equivalents at end of period	$14,916,878	$22,973,803
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$55,975	$4,498,742
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$673	$218,906
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,203,146	$681,327
Business acquisition measurement period adjustments	$-	$1,593
Fair value of common stock issued as consideration for business acquisitions	$-	$480,776
Fair value of contingent common stock issued as consideration for business acquisitions	$-	$199,359

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), is a molecular diagnostics company that develops, manufactures and markets state-of-the-art diagnostics technologies. The Company’s technologies are utilized for tests that are designed using the detection and/or analysis of nucleic acid molecules (DNA or RNA). The Company also uses its proprietary technology to design specific tests for its Co-Dx PCR platform and to locate genetic markers for use in applications other than infectious disease. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Such estimates include inventories, receivables and other long-lived assets, legal and regulatory contingencies, income taxes, share based arrangements, and others. These estimates and assumptions are based on management’s best estimates and judgments. Actual amounts and results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of December 31, 2023 and December 31, 2022. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in certificates of deposit and U.S. Treasury bills and notes. The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable investment securities, within current assets on the consolidated balance sheets. The Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926. At December 31, 2022 total accounts receivable was $6,552,249 with an allowance for uncollectable accounts of $3,098,526 resulting in a net amount of $3,453,723.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At December 31, 2023, the Company had $1,664,725 in inventory, of which $700,467 was finished goods and $964,258 was raw materials. At December 31, 2022, the Company had $5,310,473 in inventory, of which $1,327,264 was finished goods and $3,983,209 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $2,760,011 and $0 related to the change in inventory reserves during the years ended December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2023 and 2022, the Company recognized impairment charges related to goodwill of $0 and $15,388,546, respectively.

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

For in-process research and development projects acquired in business combinations, the in-process research and development project is capitalized and evaluated for impairment until the development process has been completed. Once the development process has been completed the asset will be amortized over its remaining estimated useful life. The Company reviews its long-lived assets, including property and equipment, indefinite-lived and finite-lived intangible assets, and ROU assets, for impairment whenever an event or change in facts and circumstances indicates that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds fair value.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized grant funding revenue of $5.8 million during the year ended December 31, 2023. At December 31, 2023, the Company has also recorded $0.3 million of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

Deferred Revenue

Deferred revenue primarily consists of payments received from customers prior to the Company fulfilling its performance obligation of providing the product. When this occurs, the Company records a contract liability as deferred revenue. Deferred revenue is recognized as revenue as the related performance obligations are satisfied.

Research and Development

Research and development costs are expensed when incurred. The Company recorded $22,962,593 and $17,438,098 of research and development costs for the years ended December 31, 2023 and 2022, respectively.

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

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and unrealized gains and losses on marketable securities, net of income taxes.

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the years ended December 31, 2023 and 2022, respectively. Two customers accounted for approximately 28% of product revenue for the year ended December 31, 2023 and one customer accounted for approximately 37% of product revenue for the year ended December 31, 2022. One granting agency accounted for 100% of grant revenue for the year ended December 31, 2023.

Three customers accounted for more than 10% of accounts receivable at December 31, 2023 and 2022, respectively. These customers together accounted for approximately 97% and 61% of accounts receivable at December 31, 2023 and 2022, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose annually additional information related to the company’s income tax rate reconciliation and income taxes paid during the period. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for the Company for full year 2025 reporting. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	December 31, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$4,317,449	$-	$-	$4,317,449	$4,317,449	$-
Level 1:
Money market funds	10,599,429	-	-	10,599,429	10,599,429	-
Subtotal	10,599,429	-	-	10,599,429	10,599,429	-
Level 2:
U.S. treasury securities	43,484,810	-	146,700	43,631,510	-	43,631,510
Subtotal	43,484,810	-	146,700	43,631,510	-	43,631,510
Total	$58,401,688	$-	$146,700	$58,548,388	$14,916,878	$43,631,510

	December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$12,834,444	$-	$-	$12,834,444	$12,834,444	$-
Level 1:
Money market funds	146,359	-	-	146,359	146,359	-
Subtotal	146,359	-	-	146,359	146,359	-
Level 2:
U.S. treasury securities	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Subtotal	67,892,825	-	389,241	68,282,066	9,993,000	58,289,066
Total	$80,873,628	$-	$389,241	$81,262,869	$22,973,803	$58,289,066

Marketable investment securities held as of December 31, 2023 mature over the next 12 months.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$13,806,864	$-	$-	$13,806,864
Marketable securities (U.S. treasury bills and notes)	-	43,631,510	-	43,631,510
Total assets measured at fair value	$13,806,864	$43,631,510	$-	$57,438,374
Liabilities:
Contingent consideration - common stock	$-	$-	$1,318,995	$1,318,995
Contingent consideration - warrants	-	-	320,780	320,780
Total liabilities measured at fair value	$-	$-	$1,639,775	$1,639,775

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$186,667	$9,993,000	$-	$10,179,667
Marketable securities (U.S. treasury bills and notes)	-	58,289,066	-	58,289,066
Total assets measured at fair value	$186,667	$68,282,066	$-	$68,468,733
Liabilities:
Contingent consideration - common stock	$-	$-	$2,499,147	$2,499,147
Contingent consideration - warrants	-	-	233,209	233,209
Total liabilities measured at fair value	$-	$-	$2,732,356	$2,732,356

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit and U.S. treasury bills and notes as of December 31, 2023 and 2022, respectively.

In connection with prior year acquisitions, the Company recorded a liability for contingent consideration in the form of shares of common stock and warrants to purchase common stock, both to be issued when certain milestones are achieved. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2022	$2,732,356
Change in fair value of contingent consideration issued for business acquisitions	(1,092,581)
Fair value as of December 31, 2023	$1,639,775

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

	December 31, 2023	December 31, 2022
Stock price	$1.33	$2.52
Strike price	$9.13	$9.13
Volatility	187.5%	75.0%
Risk-free rate	4.0%	4.1%
Expected term (years)	3.0	4.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Useful Lives in years	2023	2022
Lab equipment	3 - 5	$4,545,908	$3,574,730
Leasehold improvements	0 - 5	548,648	224,957
Office equipment, furniture and other	2 - 5	173,668	112,044
Less accumulated depreciation and amortization		(2,232,495)	(1,372,248)
Fixed assets, net		$3,035,729	$2,539,483

Note 6 – Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations. The following table presents the changes in the carrying amount of goodwill:

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

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2023
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(791,333)	302,667
Total intangible assets		$27,195,000	$(791,333)	$26,403,667

	December 31, 2022
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(426,667)	667,333
Total intangible assets		$27,195,000	$(426,667)	$26,768,333

(1)	Based on weighted-average useful life established as of the acquisition date.

The expected future annual amortization expense of the Company’s intangible assets held as of December 31, 2023 is as follows:

Year Ending December 31,	Amortization Expense
2024	302,667
Total	$302,667

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022
Payroll liabilities	$1,643,186	$428,354
Distributor commissions	9,958	159,725
Other accrued liabilities	519,815	346,368
Total accrued expenses	$2,172,959	$934,447

Note 8 – Revenue

The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2023	2022
United States
Product revenue	$659,618	$24,671,554
Grant revenue	5,820,565	-
Total United States	6,480,183	24,671,554
Rest of World
Product revenue	331,855	9,546,655
Grant revenue	-	-
Total Rest of World	331,855	9,546,655
Total	$6,812,038	$34,218,209
Percentage of revenue by area:
United States	95%	72%
Rest of World	5%	28%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the year ended December 31, 2023 were as follows:

Balance as of December 31, 2022	$-
Increase due to prepayments from customers	32,570
Increase due to grant funding awarded	329,879
Balance as of December, 2023	$362,449

Note 9 – Earnings per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share for years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Numerator
Net loss, as reported	$(35,332,865)	$(14,238,249)

Denominator
Weighted average shares, basic	29,346,599	31,479,028
Dilutive effect of stock options, warrants and RSUs	-	-
Shares used to compute diluted earnings per share	29,346,599	31,479,028

Basic earnings per share	$(1.20)	$(0.45)
Diluted earnings per share	$(1.20)	$(0.45)

The computation of diluted earnings per share for the years ended December 31, 2023 and December 31, 2022 also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the years ended December 31, 2023 and 2022, respectively, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of December 31, 2023, consisting of: (i) 2,618,362 restricted stock units and (ii) 512,112 options, and potentially dilutive securities as of December 31, 2022, consisting of: (i) 1,443,238 restricted stock units and (ii) 50,000 options.

Note 10 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022 the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 4,357,937 at December 31, 2023.

Stock Options

The following table summarizes option activity during the years ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	1,111,363	$2.12	$1.31
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(70,791)	1.10	0.51
Outstanding at December 31, 2022	1,040,572	$2.19	$1.37	5.88
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2023	1,040,572	$2.19	$1.37	4.89

Exercisable at December 31, 2023	1,040,572	$2.19	$1.37	4.89

The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022, respectively, was $0 and approximately $0.4 million. The aggregate intrinsic value of outstanding options at December 31, 2023 and 2022 was approximately $0.2 million and $0.8 million, respectively. As of December 31, 2023, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the years ended December 31, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,267,415	$9.94
Granted	1,925,476	5.66
Vested	(725,166)	8.66
Forfeited/Cancelled	(41,000)	8.31
Unvested at December 31, 2022	2,426,725	$6.95
Granted	1,948,750	1.92
Vested	(1,354,081)	6.17
Forfeited/Cancelled	(95,897)	6.16
Unvested at December 31, 2023	2,925,497	$3.99

As of December 31, 2023, there was $9.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table summarizes warrant activity during the years ended December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	526,281	$8.15	$4.01	4.7
Issued for adjustments to contingent purchase consideration	8,719	9.13	1.88
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	(50,000)	2.00	1.22
Outstanding at December 31, 2022	485,000	$8.81	$2.43	4.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2023	485,000	$8.81	$1.29	3.0

The intrinsic value of warrants exercised during the years ended December 31, 2023 and 2022, respectively, was $0 and approximately $0.3 million. The aggregate intrinsic value of outstanding warrants at December 31, 2023 was approximately $0.

The total number of warrants exercisable at December 31, 2023 is 20,000. The ability to exercise the approximately 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Years Ended December 31,
	2023	2022
Cost of sales	$46,586	$63,058
Sales and marketing	2,153,974	1,866,116
General and administrative	4,933,822	4,050,967
Research and development	1,202,473	1,563,082
Total stock-based compensation expense	$8,336,855	$7,543,223

Note 11 – Income Taxes

The components of the provision (benefit) for income taxes consists of the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Current:
Federal	$84,435	$563,821
State	(540,240)	(266,248)
Total current	$(455,805)	$297,573
Deferred:
Federal	(7,228,611)	(3,945,090)
State	(2,068,509)	(961,468)
Change in valuation allowance	6,975,234	-
Total deferred	(2,321,886)	(4,906,558)
Total income tax benefit	$(2,777,691)	$(4,608,985)

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2023	2022
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax expense, net of federal tax benefit	1.6%	4.8%
Permanent differences:
- Foreign derived intangible income deduction	0.0%	1.4%
- Stock based compensation	-3.5%	-3.6%
- Contingent consideration remeasurement	0.6%	8.8%
- Goodwill impairment	0.0%	-17.1%
- Other permanent differences	-0.2%	-0.6%
Research and development credits	4.6%	11.1%
Change in uncertain tax positions	1.2%	-2.1%
Change in valuation allowance	-18.3%	0.0%
Other	0.3%	0.8%
Effective income tax rate	7.3%	24.5%

Net deferred tax liabilities consist of the following components as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities	$58,158	$98,141
Reserves and allowances	734,631	765,004
Deferred compensation	620,551	566,076
Section 174 costs	7,337,629	3,460,159
Lease liability	742,131	85,899
UNICAP	43,943	168,936
Net operating loss carryforwards	4,040,601	-
Research and development credits	1,688,255	-
Total gross deferred tax assets	15,265,899	5,144,215
Less valuation allowance	(6,938,829)	-
Total deferred tax assets	8,327,070	5,144,215
Deferred tax liabilities:
Property and equipment, net	(672,416)	(609,261)
Intangibles, net	(6,552,255)	(6,608,914)
Prepaids	(329,768)	(156,053)
Right of use asset	(736,226)	(91,873)
Other comprehensive income	(36,405)	(96,101)
Other	-	-
Total deferred tax liabilities	(8,327,070)	(7,562,202)

Net deferred tax liability	$-	$(2,417,987)

At December 31, 2023, the Company had federal net operating loss carryforwards of $16.3 million and federal research and development credit carryforwards of $1.4 million. At December 31, 2023, the Company had state net operating loss carryforwards of $16.9 million and $0.8 million of state research and development credit carryforwards. If unused, the state research credit carryforward will expire in 2037.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Our unrecognized tax benefit balances included $1,078,431 at December 31, 2023 and $1,469,577 at December 31, 2022 of tax positions that, if recognized, would impact our effective tax rate. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

	December 31,
	2023	2022
Unrecognized tax benefits at the beginning of the year	$1,469,577	$1,067,853
Gross increases - current year tax positions	273,569	1,045,590
Gross increases - prior year tax positions	66,127	34,035
Gross decreases - prior year tax positions	(730,842)	(677,901)
Unrecognized tax benefits at end of year	$1,078,431	$1,469,577

Interest and penalties in year-end balance	$100,162	$34,035

The Company is subject to taxation in the United States and other state jurisdictions. The tax years from December 31, 2020 through December 31, 2023 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority.

Note 12 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancelable leases in the period incurred in accordance with the practical expedient elected. During the year December 31, 2023, the Company amended two operating leases to extend the lease term and entered into two new operating leases. As a result, the Company recognized additional operating lease liabilities and corresponding operating right-of-use assets of $3,203,146.

For the year ended December 31, 2023, components of lease expense are summarized as follows:

Year Ended December 31, 2023
Operating lease costs	$813,743
Short-term lease costs	198,261
Total lease costs	$1,012,004

As of December 31, 2023, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2024	$996,676
2025	1,018,383
2026	714,630
2027	300,591
Thereafter	308,462
Total lease payments	3,338,742
Less: imputed interest	348,175
Present value of operating lease liabilities	2,990,567
Less: current portion	838,387
Long-term portion	$2,152,180

Other information related to operating leases was as follows:

Year Ended December 31, 2023
Cash paid for operating leases included in operating cash flows	$954,013
Remaining lease term of operating leases	3.7 years
Discount rate of operating leases	6.2%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in two class action claims and three derivative actions claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to two civil actions, one in the US and the other in the United Kingdom. Each of the civil actions is based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

Year Ended
December 31, 2023
Balance, beginning of period	3,881,658
Repurchases of common stock	967,020
Balance, end of period	4,848,678

Note 14 – Related Party Transactions

The Company employs one person who is related to current or former executive officers. Seth Egan is the Company’s Director of Sales and Marketing, and is the son of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2023, the total compensation paid to this person, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $0.6 million. The Company also uses the services of Winston Egan as an independent contractor for sales operations consulting. Winston Egan is also the son of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2023, the total compensation paid to this contractor, comprised of consulting fees, was $0.1 million.

In August 2023, the Company entered into a services agreement with CoSara, the Company’s equity method investment, under which CoSara provides certain research and development consulting and support services. During the year ended December 31, 2023, the Company recognized $0.2 million of expense related to this agreement.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation, management has concluded that our disclosure controls and procedures are effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this evaluation, management determined that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 12, 2024. The following is information on the business experience of each director and executive officer now serving and a discussion of the qualifications, attributes and skills that led to the board of directors’ conclusion that each one is qualified to serve as a director or as an executive officer as the case may be. Executive officers serve at the discretion of the board of directors.

Name	Age	Position
Dwight Egan	70	Chief Executive Officer, President and Chairman of the Board
Brian Brown	48	Chief Financial Officer and Secretary
Eugene Durenard	54	Director
James Nelson	71	Director
Richard Serbin	79	Director
Edward Murphy	59	Director

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

Dwight Egan – See narrative description above.

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

Board and Committee Matters

Our board of directors has five members. The Chairman of the Board and our Chief Executive Officer, Dwight Egan, is a member of the board and is a full-time employee of the Company. Eugene Durenard, Edward Murphy, James Nelson and Richard Serbin are non-employee directors, and the board has determined that these persons (who constitute a majority of the board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The board met nine times during the year ended December 31, 2023. All directors attended more than seventy-five percent (75%) of the meetings of the board and committee meetings of which such director was a member held during 2023.

We maintain an audit committee of the board, a compensation committee of the board, a corporate governance committee of the board and a nominating committee of the board, each of which is discussed below. Our board of directors may from time to time establish other standing committees. In addition, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues.

The following table sets forth a description of the four permanent board committees and the chairpersons and members of those committees, all of whom are independent directors:

Committee	Independent Chairperson	Independent Members

Audit Committee	Eugene Durenard	Edward Murphy	James Nelson	Richard S. Serbin

Compensation Committee	Richard S. Serbin	Edward Murphy	Eugene Durenard	James Nelson

Governance Committee	James Nelson	Edward Murphy	Eugene Durenard	Richard S. Serbin

Nominating Committee	Edward Murphy	James Nelson	Eugene Durenard	Richard S. Serbin

Audit Committee and Financial Expert

Our audit committee currently is comprised of Messrs. Durenard, Nelson, Murphy and Serbin with Mr. Durenard serving as chairperson of the audit committee. The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures. The board of directors has adopted a written audit committee charter. A current copy of the audit committee charter is available to security holders on our website at www.codiagnostics.com. Our board has determined that all our directors that are serving on the audit committee are “independent” under the definition of independence in the Marketplace rules of the NASDAQ listing standards. The Audit Committee met four times during the year ended December 31, 2023. All committee members attended more than seventy-five percent (75%) of the meetings of the Audit Committee held during 2023.

Our board of directors has determined that Mr. Durenard meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Serbin, Nelson, Murphy and Durenard with Mr. Serbin serving as chairperson of the compensation committee. The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans. The board of directors has adopted a written compensation committee charter. A current copy of the compensation committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined that all of our directors serving on the compensation committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Compensation Committee met two times as a separate committee in 2023.

Corporate Governance Committee

Our Corporate Governance Committee currently includes Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Nelson serving as chairperson of the Corporate Governance Committee. Among other items, the committee is tasked by the board of directors to develop and recommend to the board the Corporate Governance Guidelines of the Company and oversee compliance therewith. A current copy of the Corporate Governance committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the Corporate Governance committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Corporate Governance Committee did not meet as a separate committee in 2023, but rather, because the committee is comprised of all four independent directors, committee matters were addressed as necessary in meetings of the board the year ended December 31, 2023.

Nominating Committee

Our Nominating Committee was split from the Corporate Governance Committee in 2022 and currently includes Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Murphy serving as chairperson of the Nominating Committee. The Nominating Committee has been established by the board, among other things to: assist the board in effecting board organization, membership and function including identifying qualified board nominees; assist the board in effecting the organization, membership and function of board committees including the composition of board committees and recommending qualified candidates therefor; evaluate and provide successor planning for the Chief Executive Officer and other executive officers; and develop criteria for board membership, such as independence, term limits, age limits and ability of former employees to serve on the board and the evaluation of candidates’ qualifications for nominations to the board and its committees as well as removal therefrom. The Nominating Committee did not meet as a separate committee in 2023, but rather, because the committee is comprised of all four independent directors, committee matters were addressed as necessary in meetings of the board for the year ended December 31, 2023.

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

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors oversight of the performance of our internal audit function. Our Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking or promote behaviors contra to our Code of Business Conduct. Our Nominating Committee assesses and monitors the effectiveness of the board and its committees and evaluates board members and nominees for election to the board and succession planning for the CEO and other executive officers.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2023 and 2022. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Comp	Total Compensation
Dwight Egan President & Chief Executive Officer	2023	$375,000	$40,750	$845,550	$-	$1,261,300
	2022	$366,146	$146,245	$1,454,750	$-	$1,967,141

Brian Brown Chief Financial Officer and Secretary	2023	$306,923	$32,000	$701,550	$-	$1,040,473
	2022	$280,875	$106,647	$1,190,250	$-	$1,577,772

(1)	Bonuses for the year ended December 31, 2023 include accrued bonus payments of $20,750 to Mr. Egan and $17,000 to Mr. Brown that were paid in January 2024.
(2)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards as the RSUs vest over three years.

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

Outstanding Equity Awards at Fiscal Year-End 2023

The following table contains certain information concerning outstanding equity awards for the Named Executive Officers as of December 31, 2023.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	Price	Date	(#)		($) (1)	(#)	($)
Dwight Egan	50,000	-	$2.63	09/20/28	-		-	-	-
	50,000	-	$1.10	09/02/29	-		-	-	-
	-	-	-	-	20,833	(2)	$27,708	-	-
	-	-	-	-	137,500	(3)	$182,875	-	-
	-	-	-	-	103,333	(4)	$137,433	-	-
	-	-	-	-	229,167	(5)	$304,792	-	-

Brian Brown	-	-	-	-	16,667	(2)	$22,167	-	-
	-	-	-	-	112,500	(3)	$149,625	-	-
		-	-	-	86,667	(4)	$115,267	-	-
		-	-	-	187,500	(5)	$249,375	-	-

(1) Based on $1.33 per share, which was the closing price of our common stock on December 31, 2023.

(2) Consists of restricted stock units granted on 8/12/2021, which vest in 6 installments commencing on 11/23/2021 and continuing every six months thereafter.

(3) Consists of restricted stock units granted on 6/6/2022, which vest in 6 installments commencing on 11/23/2022 and continuing every six months thereafter.

(4) Consists of restricted stock units granted on 1/13/2023, which vest in 6 installments commencing on 5/23/2023 and continuing every six months thereafter.

(5) Consists of restricted stock units granted on 5/15/2023, which vest in 6 installments commencing on 11/23/2023 and continuing every six months thereafter.

Potential Payments Upon Termination or Change of Control

At the recommendation of the compensation committee of the board of directors, the Board approved the Co-Diagnostics, Inc. Change in Control Severance Plan (the “Plan”). The Plan provides severance benefits to a select group of designated management or highly compensated participants in the event their employment or affiliation with the Company or an affiliate is terminated due to a change in control (as defined in the Plan). Participants entitled to benefits under the Plan are designated from time-to-time by the Compensation Committee pursuant to the terms of an “Award Notice,” the form of which is appended to the Plan. The Award Notice identifies the eligible participant and the Severance Multiplier (as defined in the Plan) to which the participant is entitled. The Compensation Committee approved participation in the Plan for certain executives of the Company, including the Company’s CEO, Dwight Egan, with a Severance Multiplier of three times his severance benefit and the Company’s CFO, Brian Brown, with a Severance Multiplier of two times his severance benefit.

Under the Plan, if a participant’s employment or affiliation is terminated without “cause” or by the participant for “good reason” (each, as defined in the Plan) during the two-year period following a change in control, a participant will be entitled to a severance benefit equal to the participant’s Severance Multiplier as set forth in the participant’s Award Notice, times the sum of: (i) the participant’s annual base salary; and (ii) the greater of the participant’s target bonus or the average of the three highest actual annual cash bonuses paid to participant over the five preceding completed years.

The participant’s receipt of any of the payments or benefits is subject to the participant’s delivery to the Company of a separation agreement of the type that are ordinarily entered into in similar situations, in a form acceptable to the Company, in its sole discretion, which separation agreement may include a requirement for the participant to remain in the employ or service of the Company for a reasonable period of time after completion of the Change in Control transaction to assist in any transition activities for which participant’s services would be required.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill level required by our members of the board.

The table below summarizes the compensation paid or accrued by us to each of our non-employee directors for the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	Stock Awards: Value of Restricted Stock Units (1)	Total
Richard Serbin (2)	$100,000	$198,000	$298,000
James Nelson (3)	$100,000	$198,000	$298,000
Edward Murphy (4)	$100,000	$198,000	$298,000
Eugene Durenard (5)	$100,000	$198,000	$298,000

(1)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards. The RSUs vested immediately upon grant.
(2)	As of December 31, 2023, Mr. Serbin had 120,000 RSU awards outstanding.
(3)	As of December 31, 2023, Mr. Nelson had 120,000 RSU awards outstanding.
(4)	As of December 31, 2023, Mr. Murphy had 120,000 RSU awards outstanding.
(5)	As of December 31, 2023, Mr. Durenard had 120,000 RSU awards outstanding.

Our non-employee directors receive cash compensation of $100,000 per year, paid quarterly. In 2022, they also received 70,000 RSU’s vesting 1/6th equally in May 2023, 2024, and 2025 and November 2023, 2024 and 2025. In 2023, they also received 40,000 RSU’s vesting 1/6th equally in November 2022, 2023, and 2024 and May 2023, 2024, and 2025, as well as 70,000 RSU’s vesting 1/6th equally in November 2023, 2024 and 2025 and May 2024, 2025 and 2026. In addition, non-employee directors may be entitled to receive special awards of stock options or RSUs from time to time as determined by the board. The chairman of the board and the chairperson of each of the audit, corporate governance, nomination, and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant or 30 days after the date they cease to be directors. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 12, 2024, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each named executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 12, 2024. Applicable percentage ownership in the following table is based on 31,259,668 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 12, 2024.

The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Co-Diagnostics, Inc., 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109.

	Number of Shares Beneficially Owned	Percentage of Class (1)
5% Stockholders
Vanguard Group (1)	1,781,283	5.7%
Named Executive Officers and Directors
Dwight Egan (2)	370,881	*
Brian Brown	213,220	*
Edward Murphy (3)	147,500	*
Eugene Durenard	85,000	*
James Nelson (4)	135,000	*
Richard Serbin (5)	107,945	*
All Directors and Executive Officers as a Group (6 persons)	1,059,546	3.3%

*Represents beneficial ownership of less than 1%.

(1)	Information obtained from Schedule 13G/A filed with the SEC on February 13, 2024. Vanguard Group has an address of 100 Vanguard Blvd, Malvern, PA, 19355.
(2)	Includes exercisable options to acquire 100,000 shares of common stock.
(3)	Includes exercisable options to acquire 50,000 shares of common stock.
(4)	Includes exercisable options to acquire 50,000 shares of common stock.
(5)	Includes exercisable options to acquire 20,445 shares of common stock.

Equity Compensation Plan Information

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options and Rights		(b) Weighted-average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	3,966,069	(1)	$2.19	(2)	4,357,937
Equity compensation plans not approved by stockholders	-		$-		-
Total	3,966,069	(1)	$2.19	(2)	4,357,937

(1)	Includes options and restricted stock units outstanding under our 2015 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company employs one person who is related to current or former executive officers. Seth Egan is the Company’s Director of Sales and Marketing, and is the son of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2023, the total compensation paid to this person, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $648,201. The Company also uses the services of Winston Egan as an independent contractor for sales operations consulting. Winston Egan is also the son of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2023, the total compensation paid to this contractor, comprised of consulting fees, was $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses for professional services rendered by our principal accounting firm, Tanner LLC for 2023 and Haynie & Company for 2022, are separately presented and are as follows:

	Years Ended December 31,
	2023	2022
Audit fees	$154,811	$136,600
Audit related fees	-	-
Other consulting fees	287,838	-
Tax fees	-	-
Total fees	$442,649	$136,600

Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and our offerings.

Other consulting fees relate to fees for products and services other than the services reported above and consist of federal and state research tax credit consulting services (at a fixed fee).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, IDMO Acquisition Corp., Idaho Molecular Inc., and Company Representative dated as of December 21, 2021.		Form 8-K (Exhibit 2.1)	12/23/21	001-38148

2.1.2	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Idaho Molecular, Inc., and Kirk Ririe, as Company Representative		Form 8-K (Exhibit 2.2)	06/16/22	001-38148

2.2*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, ACI Acquisition Corp., Advanced Conceptions, Inc., and Company Representative dated as of December 21, 2021		Form 8-K (Exhibit 2.2)	12/23/21	001-38148

2.2.1	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Advanced Conceptions, Inc., and Richard Abbott, as Company Representative		Form 8-K (Exhibit 2.1)	06/16/22	001-38148

3.1	Articles of Incorporation		Draft Registration Statement (Exhibit 3.1)	01/12/17	377-01467

3.1.1	Amendment to the Articles of Incorporation		Draft Registration Statement (Exhibit 3.1.1)	01/12/17	377-01467

3.1.2	Articles of Amendment to Articles of Incorporation		Form 8-K (Exhibit 3.2)	01/03/19	001-38148

3.1.3	Articles of Amendment		Form 10-K (Exhibit 3.1.3)	03/24/22	001-38148

3.1.3	Articles of Amendment		Form 10-K (Exhibit 3.1.3)	03/16/2023	001-38148

3.2	Amended and Restated Bylaws of Co-Diagnostics, Inc.		Form 8-K (Exhibit 3.1)	04/01/22	001-38148

4.1	Description of Registrant’s securities	X

4.2	Form of Indenture		Registration Statement (Exhibit 4.1)	03/16/23	333-270628

10.1	Exclusive Agreement between Co-Diagnostics, Inc. and DNA Logix, Inc., dated April 18, 2014		Draft Registration Statement (Exhibit 10.2)	01/12/17	377-01467

10.2#	Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan		Form S-8/A	11/20/20	333-237684

10.3	Form of Indemnification Agreement		Form S-1/A (Exhibit 10.13.8)	05/24/17	333-217542

10.4	Shareholders’ Agreement between Co-Diagnostics and Synbiotics Limited, dated January 27, 2017		Form S-1 (Exhibit 10.16)	04/28/17	333-217542

10.5	Amended Exclusive License Agreement between Co-Diagnostics, Brent Satterfield, and DNA Logix, Inc., dated January 1, 2017		Form S-1 (Exhibit 10.17)	04/28/17	333-217542

10.6	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (ACI Warrant)		Form 10-K (Exhibit 10.6)	03/24/22	001-38148

10.7	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (IDMO Warrant)		Form 10-K (Exhibit 10.7)	03/24/22	001-38148

10.8	Form of Securities Purchase Agreement, dated February 27, 2020		Form 8-K (Exhibit 10.1)	02/27/20	001-38148

10.9	Lease Agreement 2401 Foothill Drive		Form 10-K (Exhibit 10.9)	03/24/22	001-38148

10.9.1	Amendment #1 to Lease		Form 10-K (Exhibit 10.9.1)	03/24/22	001-38148

10.9.2	Amendment #2 to Lease		Form 10-K (Exhibit 10.9.2)	03/24/22	001-38148

10.10#	Co-Diagnostics, Inc. Change in Control Plan		Form 8-K (Exhibit 10.1)	05/16/23	001-38148

10.11	Commercial Lease Agreement, dated June 1, 2023, between Ozone Biotech, LLC and Co-Diagnostics, Inc.		Form 10-Q (Exhibit 10.1)	08/10/23	001-38148

10.12	Commercial Lease Agreement, dated September 18, 2023, between Ge Estate, LLC and Co-Diagnostics, Inc.		Form 10-Q (Exhibit 10.1)	11/09/23	001-38148

10.13	Common Stock Purchase Warrant issued to Coltrin & Associates dated October 31, 2019		Registration Statement (Exhibit 4.9)	03/16/23	333-270628

10.14	Common Stock Purchase Warrant issued to Coltrin & Associates dated February 6, 2020		Registration Statement (Exhibit 4.10)	03/16/23	333-270628

10.15	Common Stock Purchase Warrant issued to Coltrin & Associates dated February 6, 2020		Registration Statement (Exhibit 4.11)	03/16/23	333-270628

10.16	Amendment dated July 31, 2020 to Common Stock Purchase Warrant issued to Coltrin & Associates dated October 31, 2019		Registration Statement (Exhibit 4.12)	03/16/23	333-270628

14.1	Code of Ethics for Senior Financial Officers		Form 10-K (Exhibit 14.1)	03/30/20	001-38148

21.1	Subsidiaries of Registrant	X

23.1	Consent of Tanner LLC	X

23.2	Consent of Haynie & Company	X

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Co-Diagnostics, Inc. Clawback Policy	X

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

(A)	iXBRL (INline Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	X

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

CO-DIAGNOSTICS, INC.

Date: March 14, 2024	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Brian Brown
Brian Brown Chief Financial Officer (Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dwight Egan	Chief Executive Officer, President and Director	March 14, 2024
Dwight Egan	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer	March 14, 2024
Brian Brown	(Principal Financial and Accounting Officer)

/s/ Eugene Durenard	Director	March 14, 2024
Eugene Durenard

/s/ Edward Murphy	Director	March 14, 2024
Edward Murphy

/s/ James Nelson	Director	March 14, 2024
James Nelson

/s/ Richard Serbin	Director	March 14, 2024
Richard Serbin

