Form 10-Q
period 2024-03-31
Co-Diagnostics, Inc.
filed 2024-05-09
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, there were 31,278,418  shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$23,099,251	$14,916,878
Marketable investment securities	26,864,435	43,631,510
Accounts receivable, net	434,868	303,926
Inventory, net	1,549,812	1,664,725
Income taxes receivable	-	26,955
Prepaid expenses and other current assets	1,750,467	1,597,114
Total current assets	53,698,833	62,141,108
Property and equipment, net	3,183,116	3,035,729
Operating lease right-of-use asset	2,758,757	2,966,774
Intangible assets, net	26,328,000	26,403,667
Investment in joint venture	702,427	773,382
Total assets	$86,671,133	$95,320,660
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,027,607	$1,482,109
Accrued expenses	1,324,779	2,172,959
Operating lease liability, current	859,912	838,387
Contingent consideration liabilities, current	750,877	891,666
Deferred revenue	306,477	362,449
Total current liabilities	5,269,652	5,747,570
Long-term liabilities
Income taxes payable	679,018	659,186
Operating lease liability	1,931,164	2,152,180
Contingent consideration liabilities	438,638	748,109
Total long-term liabilities	3,048,820	3,559,475
Total liabilities	8,318,472	9,307,045
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,127,096 shares issued and 31,278,418 shares outstanding as of March 31, 2024 and 36,108,346 shares issued and 31,259,668 shares outstanding as of December 31, 2023	36,127	36,108
Treasury stock, at cost; 4,848,678 shares held as of March 31, 2024 and December 31, 2023, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	98,379,651	96,808,436
Accumulated other comprehensive income	226,555	146,700
Accumulated earnings (deficit)	(4,713,877)	4,598,166
Total stockholders’ equity	78,352,661	86,013,615
Total liabilities and stockholders’ equity	$86,671,133	$95,320,660

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product revenue	$252,745	$601,957
Grant revenue	215,109	-
Total revenue	467,854	601,957
Cost of revenue	234,505	502,241
Gross profit	233,349	99,716
Operating expenses
Sales and marketing	1,563,682	1,706,331
General and administrative	2,918,803	3,013,965
Research and development	5,679,678	5,014,060
Depreciation and amortization	330,573	316,010
Total operating expenses	10,492,736	10,050,366
Loss from operations	(10,259,387)	(9,950,650)
Other income, net
Interest income	362,733	202,372
Realized gain on investments	228,070	418,082
Gain on remeasurement of acquisition contingencies	450,260	1,037,672
Gain (loss) on equity method investment in joint venture	(70,955)	277,322
Total other income, net	970,108	1,935,448
Loss before income taxes	(9,289,279)	(8,015,202)
Income tax provision (benefit)	22,764	(2,259,811)
Net loss	$(9,312,043)	$(5,755,391)
Other comprehensive loss
Change in net unrealized gains on marketable securities, net of tax	79,855	178,621
Total other comprehensive income	$79,855	$178,621
Comprehensive loss	$(9,232,188)	$(5,576,770)

Loss per common share:
Basic and Diluted	$(0.31)	$(0.20)
Weighted average shares outstanding:
Basic and Diluted	29,842,874	29,483,540

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(9,312,043)	$(5,755,391)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	330,573	316,010
Stock-based compensation expense	1,571,234	2,168,742
Change in fair value of acquisition contingencies	(450,260)	(1,037,672)
Non-cash lease expense	8,527	7,449
Realized gain on investments	(228,070)	(418,082)
(Gain) loss from equity method investment	70,955	(277,322)
Deferred income taxes	-	(2,214,652)
Provision for credit losses	(14,658)	(113,998)
Inventory obsolescence expense	48,702	200,113
Changes in assets and liabilities:
Accounts receivable	(116,284)	865,525
Prepaid expenses and other assets	(126,399)	60,451
Inventory	66,211	(184,292)
Deferred revenue	(55,972)	18,120
Income taxes payable	19,832	11,796
Accounts payable, accrued expenses and other liabilities	(302,682)	435,686
Net cash used in operating activities	(8,490,334)	(5,917,517)
Cash flows from investing activities
Purchases of property and equipment	(402,293)	(179,944)
Proceeds from maturities of marketable investment securities	17,382,925	30,539,621
Purchases of marketable securities	(307,925)	(40,574,387)
Net cash provided by (used in) investing activities	16,672,707	(10,214,710)
Cash flows from financing activities
Repurchases of common stock	-	(482,196)
Net cash used in financing activities	-	(482,196)
Net increase (decrease) in cash and cash equivalents	8,182,373	(16,614,423)
Cash and cash equivalents at beginning of period	14,916,878	22,973,803
Cash and cash equivalents at end of period	$23,099,251	$6,359,380
Supplemental disclosure of cash flow information
Income taxes paid	$-	$29,500
Supplemental disclosure of non-cash investing and financing transactions
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$657,150

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2023	-	-	36,108,346	36,108	(15,575,795)	96,808,436	146,700	4,598,166	86,013,615
Stock-based compensation	-	-	18,750	19	-	1,571,215	-	-	1,571,234
Other comprehensive income, net of tax	-	-	-	-	-	-	79,855	-	79,855
Net loss	-	-	-	-	-	-	-	(9,312,043)	(9,312,043)
Balance as of March 31, 2024	-	$-	36,127,096	$36,127	$(15,575,795)	$98,379,651	$226,555	$(4,713,877)	$78,352,661

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation	-	-	68,750	69	-	2,168,673	-	-	2,168,742
Repurchases of common stock	-	-	-	-	(482,196)	-	-	-	(482,196)
Other comprehensive income, net of tax	-	-	-	-	-	-	178,621	-	178,621
Net loss	-	-	-	-	-	-	-	(5,755,391)	(5,755,391)
Balance as of March 31, 2023	-	$-	34,823,015	$34,823	$(14,694,062)	$90,641,608	$471,761	$34,175,640	$110,629,770

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At March 31, 2024 total accounts receivable was $620,548 with an allowance for uncollectable accounts of $185,680 resulting in a net amount of $434,868. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At March 31, 2024, the Company had $1,549,812 in inventory, of which $674,142 was finished goods and $875,670 was raw materials. At December 31, 2023, the Company had $1,664,725 in inventory, of which $700,467 was finished goods and $964,258 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $311,339 and $43,717 related to the change in inventory reserves during the three months ended March 31, 2024 and 2023, respectively.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized grant funding revenue of $0.2 million and $0 during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company has also recorded $0.3 million of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three months ended March 31, 2024. One customer accounted for approximately 26% of product revenue, and one granting agency accounted for all of the grant revenue recognized during the three months ended March 31, 2024. Two customers accounted for approximately 44% of product revenue for the three months ended March 31, 2023.

Four customers accounted for more than 10% of accounts receivable at March 31, 2024 and three customers accounted for more than 10% of accounts receivable at December 31, 2023. These customers together accounted for approximately 90% and 97% of accounts receivable at March 31, 2024 and December 31, 2023, respectively.

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

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	March 31, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$23,099,251	$-	$23,099,251	$23,099,251	$-
Level 2:
U.S. treasury securities	26,637,880	226,555	26,864,435	-	26,864,435
Subtotal	26,637,880	226,555	26,864,435	-	26,864,435
Total	$49,737,131	$226,555	$49,963,686	$23,099,251	$26,864,435

	December 31, 2023
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$4,317,449	$-	$4,317,449	$4,317,449	$-
Level 1:
Money market funds	10,599,429	-	10,599,429	10,599,429	-
Subtotal	10,599,429	-	10,599,429	10,599,429	-
Level 2:
U.S. treasury securities	43,484,810	146,700	43,631,510	-	43,631,510
Subtotal	43,484,810	146,700	43,631,510	-	43,631,510
Total	$58,401,688	$146,700	$58,548,388	$14,916,878	$43,631,510

Marketable investment securities held as of March 31, 2024 mature over the next 12 months.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

	March 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$4,004,080	$-	$-	$4,004,080
Marketable securities (U.S. treasury bills and notes)	-	26,864,435	-	26,864,435
Total assets measured at fair value	$4,004,080	$26,864,435	$-	$30,868,515
Liabilities:
Contingent consideration - common stock	$-	$-	$1,110,733	$1,110,733
Contingent consideration - warrants	-	-	78,782	78,782
Total liabilities measured at fair value	$-	$-	$1,189,515	$1,189,515

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$13,806,864	$-	$-	$13,806,864
Marketable securities (U.S. treasury bills and notes)	-	43,631,510	-	43,631,510
Total assets measured at fair value	$13,806,864	$43,631,510	$-	$57,438,374
Liabilities:
Contingent consideration - common stock	$-	$-	$1,318,995	$1,318,995
Contingent consideration - warrants	-	-	320,780	320,780
Total liabilities measured at fair value	$-	$-	$1,639,775	$1,639,775

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of March 31, 2024 and December 31, 2023.

The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2023	$1,639,775
Change in fair value of contingent consideration issued for business acquisitions	(450,260)
Fair value as of March 31, 2024	$1,189,515

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

	March 31, 2024	December 31, 2023
Stock price	$1.12	$1.33
Strike price	$9.13	$9.13
Volatility	103.5%	187.5%
Risk-free rate	4.5%	4.0%
Expected term (years)	2.8	3.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2024
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(867,000)	227,000
Total intangible assets		$27,195,000	$(867,000)	$26,328,000

	December 31, 2023
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(791,333)	302,667
Total intangible assets		$27,195,000	$(791,333)	$26,403,667

(1)	Based on weighted-average useful life established as of the acquisition date.

The expected future annual amortization expense of the Company’s intangible assets held as of March 31, 2024 is as follows:

Year Ending December 31,	Amortization Expense
2024 (remainder)	227,000

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2024	2023
United States
Product revenue	$86,295	$393,154
Grant revenue	215,109	-
Total United States	301,404	393,154
Rest of World
Product revenue	166,450	208,803
Grant revenue	-	-
Total Rest of World	166,450	208,803
Total	$467,854	$601,957
Percentage of revenue by area:
United States	64%	65%
Rest of World	36%	35%

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2024 were as follows:

Balance as of December 31, 2023	$362,449
Revenue recognized included in deferred revenue balance at the beginning of the period	(55,972)
Balance as of March 31, 2024	$306,477

Note 7 – Loss Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss, as reported	$(9,312,043)	$(5,755,391)

Denominator
Weighted average shares, basic	29,842,874	29,483,540
Dilutive effect of stock options, warrants and RSUs	-	-
Shares used to compute diluted loss per share	29,842,874	29,483,540

Basic loss per share	$(0.31)	$(0.20)
Diluted loss per share	$(0.31)	$(0.20)

The computation of diluted loss per share for the three months ended March 31, 2024 and 2023, respectively, also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three months ended March 31, 2024 and 2023, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of March 31, 2024, consisting of: (i) 2,564,310 restricted stock units and (ii) 532,112 options and warrants. The Company had potentially dilutive securities as of March 31, 2023, consisting of: (i) 2,732,517 restricted stock units and (ii) 120,445 options and warrants.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 4,492,462 at March 31, 2024.

Stock Options

The following table summarizes option activity during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	1,040,572	$2.19	$1.37	4.89
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2024	1,040,572	$2.19	$1.37	4.63

Exercisable at March 31, 2024	1,040,572	$2.19	$1.37	4.63

The aggregate intrinsic value of outstanding options at March 31, 2024 was approximately $0.1 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of March 31, 2024, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,925,497	$3.99
Granted	-	-
Vested	(18,750)	9.54
Forfeited/Cancelled	(134,525)	3.02
Unvested at March 31, 2024	2,772,222	$4.04

As of March 31, 2024, there was approximately $7.6 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table summarizes warrant activity during the three months ended March 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	485,000	$8.81	$1.29	3.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2024	485,000	$8.81	$0.79	2.7

The aggregate intrinsic value of outstanding warrants at March 31, 2024 was approximately $0.

The total number of warrants exercisable at March 31, 2024 is 20,000. The ability to exercise the remaining 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$8,141	$12,008
Sales and marketing	370,381	529,117
General and administrative	1,086,495	1,192,214
Research and development	106,217	435,403
Total stock-based compensation expense	$1,571,234	$2,168,742

Note 9 – Income Taxes

For the three months ended March 31, 2024, the Company recognized expense from income taxes of $22,764, representing an effective tax rate of -0.2%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three months ended March 31, 2023, the Company recognized a benefit from income taxes of $2,259,811.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancelable leases in the period incurred in accordance with the practical expedient elected.

For the three months ended March 31,2024, components of lease expense are summarized as follows:

Three Months Ended March 31, 2024
Operating lease costs	$267,984
Short-term lease costs	8,750
Total lease costs	$276,734

As of March 31, 2024, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2024 (remainder)	$752,656
2025	1,018,383
2026	714,630
2027	300,591
2028	308,463
Thereafter	-
Total lease payments	3,094,723
Less: imputed interest	303,647
Present value of operating lease liabilities	2,791,076
Less: current portion	859,912
Long-term portion	$1,931,164

Other information related to operating leases was as follows:

Three Months Ended March 31, 2024
Cash paid for operating leases included in operating cash flows	$262,208
Remaining lease term of operating leases	3.4 years
Discount rate of operating leases	6.2%

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three months ended March 31, 2024.

Note 12 – Related Party Transactions

In 2023, the Company entered into a services agreement with CoSara, the Company’s equity method investment, under which CoSara provides certain research and development consulting and support services. During the three months ended March 31, 2024, the Company recognized $0.1 million of expense related to this agreement.

Note 13 – Subsequent Events

In October 2023, the Company was awarded grant funding of a total of approximately $9.0 million, contingent on the attainment of certain milestones. The first $3.5 million of funding under this grant was received by the Company at the time the grant was awarded in October 2023. In April 2024, a milestone under this grant was met and accepted, which resulted in the disbursement of an additional $2.0 million of funding per the grant agreement. These funds were received by the Company in April 2024.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in other documents we file with the SEC, including our Annual Report on form 10-K for the year ended December 31, 2023. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024, and the audited financial statements and notes included therein.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases, liquid biopsy for cancer screening, and agricultural applications. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, patented approach to PCR test design of primer and probe structure (“Co-Primers®”) that eliminates one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer pairs (false positives and false negatives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and proprietary reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests are cleared for use in clinical labs only and not for point-of-care or at-home use.

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

Technology

We believe our proprietary molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically than some competitors, allowing for significant margins while still positioning ourselves as a low-cost provider of molecular diagnostics and screening services. For example, we were the first US-based company to receive a CE-marking for a COVID-19 test in early 2020, as we worked to help slow the spread of the pandemic through our global network of distributors covering clinical labs in more than 50 countries. Our Logix Smart® COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an in vitro diagnostic or IVD in countries that accept a CE Mark as approval for use of the test in a period of just over 30 days. This is a real-world example of how the CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of the virus should they not be detectable using currently available tests.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2024 Compared to the Three Months ended March 31, 2023

Revenues

For the three months ended March 31, 2024, we generated revenues of $467,854, compared to revenues of $601,957 for the three months ended March 31, 2023. Grant revenue accounted for $215,109 of revenue for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023. The decrease in total revenue of $134,103 was primarily due to lower sales of our Logix Smart COVID-19 throughout the world.

Cost of Revenues

We recorded cost of revenues of $234,505 for the three months ended March 31, 2024, compared to $502,241 for the three months ended March 31, 2023. After adjusting for the effect of the grant revenue in the current period, cost of revenues and gross margins are comparable for the three months ended March 31, 2024 and 2023, respectively.

Expenses

We incurred total operating expenses of $10,492,736 for the three months ended March 31, 2024, compared to total operating expenses of $10,050,366 for the three months ended March 31, 2023. The increase in operating expenses was primarily due to increased personnel expenses and additional investment in research and development. These increases were partially offset by decreased stock compensation expense.

Our sales and marketing expenses for the three months ended March 31, 2024 were $1,563,682, compared to $1,706,331 for the three months ended March 31, 2023. The decrease was primarily a result of decreased stock-based compensation expense, partially offset by increased tradeshow and travel expenses.

General and administrative expenses remained materially consistent at $2,918,803 for the three months ended March 31, 2024, compared to $3,013,965 for the three months ended March 31, 2023. The decrease in general and administrative expenses was primarily due to decreases in stock compensation, insurance expense, and professional services expenses, partially offset by increased legal expenses.

Our research and development expenses increased to $5,679,678 for the three months ended March 31, 2024, compared to $5,014,060 for the three months ended March 31, 2023. The primary increase in expenses was a result of increases in personnel related expenses and expenses related to development of the Co-Dx PCR platform.

Other Income

For the three months ended March 31, 2024 we had total other income of $970,108, compared to total other income of $1,935,448 for the three months ended March 31, 2023. The primary components of other income include a change in the fair value of contingent consideration liabilities and interest income and realized gains from investments in marketable securities.

Net Loss

We realized a net loss for the three months ended March 31, 2024 of $9,312,043, compared to a net loss for the three months ended March 31, 2023 of $5,755,391. The larger net loss was primarily the result of an increase in operating expenses, as well as changes in the fair value of acquisition contingencies and income related to investments in marketable securities. Additionally, we recorded income tax expense of $22,764 for the three months ended March 31, 2024, compared to an income tax benefit of $2,259,811 for the three months ended March 31, 2023. The primary reason for the change in the provision for income taxes is a result of the Company now being in a full valuation allowance.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents of $23,099,251. Additionally, we had $26,864,435 of marketable investment securities that could readily be converted into cash if needed. Additionally, our total current assets of March 31, 2024, were $53,698,833 compared to total current liabilities of $5,269,652.

Net cash used in operating activities during the three months ended March 31, 2024 was $8,490,334, compared to $5,917,517 for the three months ended March 31, 2023. The decrease in cash from operating activities was primarily due to decreased revenues and increased operating expenses, and the impact of non-cash items.

Net cash provided by investing activities during the three months ended March 31, 2024 was $16,672,707, primarily from maturities of marketable investment securities, compared to cash used in investing activities of $10,214,710 during the three months ended March 31, 2023.

Net cash used in financing activities was $0 for the three months ended March 31, 2024, compared to net cash used in financing activities of $482,196 for the same period in the prior year. This is due to the repurchase of outstanding common shares during the prior period, compared to no such repurchases in the current period.

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

We believe that our existing capital resources and the cash generated from future sales will be sufficient to meet our projected operating requirements for the next 12 months. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term. If needed, we expect additional investment capital to come from additional issuances of our common stock or other equity-based securities with existing and new investors similar to those that have provided funding in the past. On March 16, 2023, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper”), pursuant to which we may sell from time to time, shares of our common stock, having an aggregate offering price of up to $50.0 million through Piper, as agent. No shares have been sold under the distribution agreement as of March 31, 2024. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CO-DIAGNOSTICS, INC.

Date: May 9, 2024	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: May 9, 2024	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

