Form 10-Q
period 2024-06-30
Co-Diagnostics, Inc.
filed 2024-08-08
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, there were 31,911,002 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$13,858,866	$14,916,878
Marketable investment securities	31,020,811	43,631,510
Accounts receivable, net	551,504	303,926
Inventory, net	1,463,960	1,664,725
Income taxes receivable	-	26,955
Prepaid expenses and other current assets	1,324,098	1,597,114
Total current assets	48,219,239	62,141,108
Property and equipment, net	3,054,487	3,035,729
Operating lease right-of-use asset	2,547,485	2,966,774
Intangible assets, net	26,252,333	26,403,667
Investment in joint venture	627,924	773,382
Total assets	$80,701,468	$95,320,660
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,863,499	$1,482,109
Accrued expenses	1,504,750	2,172,959
Operating lease liability, current	878,174	838,387
Contingent consideration liabilities, current	838,032	891,666
Deferred revenue	220,930	362,449
Total current liabilities	5,305,385	5,747,570
Long-term liabilities
Income taxes payable	699,113	659,186
Operating lease liability	1,703,717	2,152,180
Contingent consideration liabilities	595,599	748,109
Total long-term liabilities	2,998,429	3,559,475
Total liabilities	8,303,814	9,307,045
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,759,680 shares issued and 31,911,002 shares outstanding as of June 30, 2024 and 36,108,346 shares issued and 31,259,668 shares outstanding as of December 31, 2023	36,760	36,108
Treasury stock, at cost; 4,848,678 shares held as of June 30, 2024 and December 31, 2023, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	99,878,676	96,808,436
Accumulated other comprehensive income	371,208	146,700
Accumulated earnings (deficit)	(12,313,195)	4,598,166
Total stockholders’ equity	72,397,654	86,013,615
Total liabilities and stockholders’ equity	$80,701,468	$95,320,660

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	$161,102	$197,806	$413,847	$799,763
Grant revenue	2,495,738	-	2,710,847	-
Total revenue	2,656,840	197,806	3,124,694	799,763
Cost of revenue	212,148	459,095	446,653	961,336
Gross profit	2,444,692	(261,289)	2,678,041	(161,573)
Operating expenses
Sales and marketing	1,041,243	1,732,966	2,604,925	3,439,297
General and administrative	3,132,385	3,713,895	6,051,188	6,727,860
Research and development	5,612,691	5,981,043	11,292,369	10,995,103
Depreciation and amortization	338,335	305,246	668,908	621,256
Total operating expenses	10,124,654	11,733,150	20,617,390	21,783,516
Loss from operations	(7,679,962)	(11,994,439)	(17,939,349)	(21,945,089)
Other income, net
Interest income	342,188	191,892	704,921	394,264
Realized gain on investments	74,165	411,190	302,235	829,272
Gain on disposition of assets	3,500	-	3,500	-
Gain (loss) on remeasurement of acquisition contingencies	(244,116)	359,405	206,144	1,397,077
Gain (loss) on equity method investment in joint venture	(74,503)	(125,193)	(145,458)	152,129
Total other income, net	101,234	837,294	1,071,342	2,772,742
Loss before income taxes	(7,578,728)	(11,157,145)	(16,868,007)	(19,172,347)
Income tax provision (benefit)	20,590	(2,238,320)	43,354	(4,498,131)
Net loss	$(7,599,318)	$(8,918,825)	$(16,911,361)	$(14,674,216)
Other comprehensive loss
Change in net unrealized gains on marketable securities, net of tax	144,653	107,366	224,508	285,987
Total other comprehensive income	$144,653	$107,366	$224,508	$285,987
Comprehensive loss	$(7,454,665)	$(8,811,459)	$(16,686,853)	$(14,388,229)

Loss per common share:
Basic and Diluted	$(0.25)	$(0.31)	$(0.56)	$(0.50)
Weighted average shares outstanding:
Basic and Diluted	30,124,696	29,088,159	29,983,785	29,284,175

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(16,911,361)	$(14,674,216)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	668,908	621,256
Stock-based compensation expense	3,070,892	4,338,542
Change in fair value of acquisition contingencies	(206,144)	(1,397,077)
Non-cash lease expense	10,613	26,012
Realized gain on investments	(302,235)	(829,272)
(Gain) loss from equity method investment	145,458	(152,129)
Gain on disposition of assets	(3,500)	-
Deferred income taxes	-	(4,430,168)
Provision for credit losses	(40,944)	491,161
Inventory obsolescence expense	84,430	440,704
Changes in assets and liabilities:
Accounts receivable	(206,634)	1,865,169
Prepaid expenses and other assets	299,970	247,659
Inventory	116,335	179,374
Deferred revenue	(141,519)	257,999
Income taxes payable	39,927	22,691
Accounts payable, accrued expenses and other liabilities	(318,728)	1,454,227
Net cash used in operating activities	(13,694,532)	(11,538,068)
Cash flows from investing activities
Purchases of property and equipment	(500,922)	(664,137)
Proceeds from maturities of marketable investment securities	26,836,743	69,393,987
Purchases of marketable securities	(13,699,301)	(65,296,809)
Net cash provided by investing activities	12,636,520	3,433,041
Cash flows from financing activities
Repurchases of common stock	-	(1,037,930)
Net cash used in financing activities	-	(1,037,930)
Net decrease in cash and cash equivalents	(1,058,012)	(9,142,957)
Cash and cash equivalents at beginning of period	14,916,878	22,973,803
Cash and cash equivalents at end of period	$13,858,866	$13,830,846
Supplemental disclosure of cash flow information
Income taxes paid	$800	$49,197
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$-	$673
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$3,063,782

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2023	-	-	36,108,346	36,108	(15,575,795)	96,808,436	146,700	4,598,166	86,013,615
Stock-based compensation	-	-	18,750	19	-	1,571,215	-	-	1,571,234
Other comprehensive income, net of tax	-	-	-	-	-	-	79,855	-	79,855
Net loss	-	-	-	-	-	-	-	(9,312,043)	(9,312,043)
Balance as of March 31, 2024	-	-	36,127,096	36,127	(15,575,795)	98,379,651	226,555	(4,713,877)	78,352,661
Stock-based compensation	-	-	632,584	633	-	1,499,025	-	-	1,499,658
Other comprehensive income, net of tax	-	-	-	-	-	-	144,653	-	144,653
Net loss	-	-	-	-	-	-	-	(7,599,318)	(7,599,318)
Balance as of June 30, 2024	-	$-	36,759,680	$36,760	$(15,575,795)	$99,878,676	$371,208	$(12,313,195)	$72,397,654

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation	-	-	68,750	69	-	2,168,673	-	-	2,168,742
Repurchases of common stock	-	-	-	-	(482,196)	-	-	-	(482,196)
Other comprehensive income, net of tax	-	-	-	-	-	-	178,621	-	178,621
Net loss	-	-	-	-	-	-	-	(5,755,391)	(5,755,391)
Balance as of March 31, 2023	-	-	34,823,015	34,823	(14,694,062)	90,641,608	471,761	34,175,640	110,629,770
Stock-based compensation	-	-	525,335	525	-	2,169,276	-	-	2,169,801
Repurchases of common stock	-	-	-	-	(555,734)	-	-	-	(555,734)
Other comprehensive income, net of tax	-	-	-	-	-	-	107,366	-	107,366
Net loss	-	-	-	-	-	-	-	(8,918,825)	(8,918,825)
Balance as of June 30, 2023	-	$-	35,348,350	$35,348	$(15,249,796)	$92,810,884	$579,127	$25,256,815	$103,432,378

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), is a molecular diagnostics company that develops, manufactures and markets state-of-the-art diagnostics technologies. The Company’s technologies are utilized for tests that are designed using the detection and/or analysis of nucleic acid molecules (DNA or RNA). The Company also uses its proprietary technology to design specific tests for its Co-Dx™ platform and to locate genetic markers for use in applications other than infectious disease. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2024 total accounts receivable was $710,898 with an allowance for uncollectable accounts of $159,394 resulting in a net amount of $551,504. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At June 30, 2024, the Company had $1,463,960 in inventory, of which $620,825 was finished goods and $843,135 was raw materials. At December 31, 2023, the Company had $1,664,725 in inventory, of which $700,467 was finished goods and $964,258 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $24,333 and $287,006 related to the change in inventory reserves during the three and six months ended June 30, 2024, respectively, compared to $198,978 and $242,695 during the three and six months ended June 30, 2023 respectively.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized grant funding revenue of $2,495,738 and $2,710,847 during the three and six months ended June 30, 2024, respectively, compared to $0 during the three and six months ended June 30, 2023, respectively. At June 30, 2024, the Company has also recorded $127,710 of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three and six months ended June 30, 2024. Two customers accounted for approximately 37% of product revenue, and two granting agencies accounted for approximately 94% of the grant revenue recognized during the three months ended June 30, 2024. One customer accounted for approximately 29% of product revenue, and two granting agencies accounted for approximately 94% of grant revenue recognized during the six months ended June 30, 2024. Three customers accounted for approximately 44% of product revenue and two customers accounted for approximately 33% of product revenue recognized for the three and six months ended June 30, 2023, respectively.

Four customers accounted for more than 10% of accounts receivable at June 30, 2024 and three customers accounted for more than 10% of accounts receivable at December 31, 2023. These customers together accounted for approximately 89% and 97% of accounts receivable at June 30, 2024 and December 31, 2023, respectively.

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

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	June 30, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$13,858,866	$-	$13,858,866	$13,858,866	$-
Level 2:
U.S. treasury securities	30,649,603	371,208	31,020,811	-	31,020,811
Subtotal	30,649,603	371,208	31,020,811	-	31,020,811
Total	$44,508,469	$371,208	$44,879,677	$13,858,866	$31,020,811

	December 31, 2023
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$4,317,449	$-	$4,317,449	$4,317,449	$-
Level 1:
Money market funds	10,599,429	-	10,599,429	10,599,429	-
Subtotal	10,599,429	-	10,599,429	10,599,429	-
Level 2:
U.S. treasury securities	43,484,810	146,700	43,631,510	-	43,631,510
Subtotal	43,484,810	146,700	43,631,510	-	43,631,510
Total	$58,401,688	$146,700	$58,548,388	$14,916,878	$43,631,510

Marketable investment securities held as of June 30, 2024 mature over the next 12 months.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	June 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$225,852	$-	$-	$225,852
Marketable securities (U.S. treasury bills and notes)	-	31,020,811	-	31,020,811
Total assets measured at fair value	$225,852	$31,020,811	$-	$31,246,663
Liabilities:
Contingent consideration - common stock	$-	$-	$1,239,657	$1,239,657
Contingent consideration - warrants	-	-	193,974	193,974
Total liabilities measured at fair value	$-	$-	$1,433,631	$1,433,631

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$13,806,864	$-	$-	$13,806,864
Marketable securities (U.S. treasury bills and notes)	-	43,631,510	-	43,631,510
Total assets measured at fair value	$13,806,864	$43,631,510	$-	$57,438,374
Liabilities:
Contingent consideration - common stock	$-	$-	$1,318,995	$1,318,995
Contingent consideration - warrants	-	-	320,780	320,780
Total liabilities measured at fair value	$-	$-	$1,639,775	$1,639,775

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of June 30, 2024 and December 31, 2023.

The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2023	$1,639,775
Change in fair value of contingent consideration issued for business acquisitions	(206,144)
Fair value as of June 30, 2024	$1,433,631

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

	June 30, 2024	December 31, 2023
Stock price	$1.25	$1.33
Strike price	$9.13	$9.13
Volatility	149.6%	187.5%
Risk-free rate	4.6%	4.0%
Expected term (years)	2.5	3.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2024
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(942,667)	151,333
Total intangible assets		$27,195,000	$(942,667)	$26,252,333

	December 31, 2023
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(791,333)	302,667
Total intangible assets		$27,195,000	$(791,333)	$26,403,667

(1)	Based on weighted-average useful life established as of the acquisition date.

The expected future annual amortization expense of the Company’s intangible assets held as of June 30, 2024 is as follows:

Year Ending December 31,	Amortization Expense
2024 (remainder)	151,333

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States
Product revenue	$137,411	$137,230	$223,706	$530,384
Grant revenue	2,495,738	-	2,710,847	-
Total United States	2,633,149	137,230	2,934,553	530,384
Rest of World
Product revenue	23,691	60,576	190,141	269,379
Grant revenue	-	-	-	-
Total Rest of World	23,691	60,576	190,141	269,379
Total	$2,656,840	$197,806	$3,124,694	$799,763
Percentage of revenue by area:
United States	99%	69%	94%	66%
Rest of World	1%	31%	6%	34%

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2024 were as follows:

Balance as of December 31, 2023	$362,449
Revenue recognized included in deferred revenue balance at the beginning of the period	(215,119)
Increase due to prepayments from customers	73,600
Balance as of June 30, 2024	$220,930

Note 7 – Loss Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss, as reported	$(7,599,318)	$(8,918,825)	$(16,911,361)	$(14,674,216)

Denominator
Weighted average shares, basic	30,124,696	29,088,159	29,983,785	29,284,175
Dilutive effect of stock options, warrants and RSUs	-	-	-	-
Shares used to compute diluted earnings per share	30,124,696	29,088,159	29,983,785	29,284,175

Basic loss per share	$(0.25)	$(0.31)	$(0.56)	$(0.50)
Diluted loss per share	$(0.25)	$(0.31)	$(0.56)	$(0.50)

The computation of diluted loss per share for the three and six months ended June 30, 2024 and 2023, respectively, also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three and six months ended June 30, 2024 and 2023, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of June 30, 2024, consisting of: (i) 1,758,323 restricted stock units and (ii) 532,112 options and warrants. The Company had potentially dilutive securities as of June 30, 2023, consisting of: (i) 2,890,985 restricted stock units and (ii) 512,112 options and warrants.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 2,987,694 at June 30, 2024.

Stock Options

The following table summarizes option activity during the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	1,040,572	$2.19	$1.37	4.89
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2024	1,040,572	$2.19	$1.37	4.38

Exercisable at June 30, 2024	1,040,572	$2.19	$1.37	4.38

The aggregate intrinsic value of outstanding options at June 30, 2024 was approximately $0.2 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of June 30, 2024, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,925,497	$3.99
Granted	1,555,000	1.11
Vested	(651,334)	4.77
Forfeited/Cancelled	(184,757)	3.78
Unvested at June 30, 2024	3,644,406	$2.63

As of June 30, 2024, there was approximately $7.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table summarizes warrant activity during the six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	485,000	$8.81	$1.29	3.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2024	485,000	$8.81	$1.03	2.5

The aggregate intrinsic value of outstanding warrants at June 30, 2024 was $0.

The total number of warrants exercisable at June 30, 2024 is 20,000. The ability to exercise the remaining 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$6,054	$12,057	$14,195	$24,065
Sales and marketing	292,983	572,789	663,363	1,101,906
General and administrative	1,046,148	1,261,511	2,132,644	2,453,726
Research and development	154,473	323,444	260,690	758,847
Total stock-based compensation expense	$1,499,658	$2,169,801	$3,070,892	$4,338,544

Note 9 – Income Taxes

For the three months ended June 30, 2024, the Company recognized expense from income taxes of $20,590, representing an effective tax rate of (0.3%). For the six months ended June 30, 2024, the Company recognized expense from income taxes of $43,354, representing an effective tax rate of (0.3%). The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three and six months ended June 30, 2023, the Company recognized a benefit from income taxes of $2,238,320 and $4,498,131, respectively.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancelable leases in the period incurred in accordance with the practical expedient elected.

The components of lease expense are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$252,646	$62,847	$503,841	$150,454
Short-term lease costs	12,250	48,301	37,789	156,979
Total lease costs	$264,896	$111,148	$541,630	$307,433

As of June 30, 2024, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2024 (remainder)	$502,196
2025	1,018,383
2026	714,630
2027	300,591
2028	308,462
Thereafter	-
Total lease payments	2,844,262
Less: imputed interest	262,371
Present value of operating lease liabilities	2,581,891
Less: current portion	878,174
Long-term portion	$1,703,717

Other information related to operating leases was as follows:

Six Months Ended June 30, 2024
Cash paid for operating leases included in operating cash flows	$521,018
Remaining lease term of operating leases	3.2 years
Discount rate of operating leases	6.3%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in two class action claims and four derivative actions claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to three civil actions, one in the US and the other in the United Kingdom. Each of the civil actions is based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three or six months ended June 30, 2024.

Note 12 – Related Party Transactions

In 2023, the Company entered into a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), our joint venture for manufacturing in India, under which CoSara provides certain research and development consulting and support services. The Company recognized $74,040 and $179,965 of expense related to this agreement during the three and six months ended June 30, 2024, respectively.

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

We are currently developing a unique, groundbreaking portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro™ instrument, our proprietary diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform that is being designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first U.S. Food and Drug Administration (FDA) application for 510(k) clearance for the Co-Dx™ PCR Pro™ instrument, and the Co-Dx PCR COVID-19 Test for over-the-counter (OTC) use. We have received acknowledgement from the FDA that the 510(k) application was received and is under review. Additionally, in December 2023, we submitted the Co-Dx PCR platform for review by the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization (EUA). There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2024 Compared to the Three Months ended June 30, 2023

Revenues

For the three months ended June 30, 2024, we generated revenues of $2,656,840, compared to revenues of $197,806 for the three months ended June 30, 2023. Grant revenue accounted for $2,495,738 of revenue for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. The increase in grant revenue was primarily due to the achievement of certain milestones under various grants the Company was awarded.

Cost of Revenues

We recorded cost of revenues of $212,148 for the three months ended June 30, 2024, compared to $459,095 for the three months ended June 30, 2023. The decrease in cost of revenues of $246,947 is primarily due to lower inventory obsolescence reserves recorded in the current quarter.

Expenses

We incurred total operating expenses of $10,124,654 for the three months ended June 30, 2024, compared to total operating expenses of $11,733,150 for the three months ended June 30, 2023. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, bad debt expense, and expense related to clinical trials for the Co-Dx PCR platform. These decreases were partially offset by increased legal expenses.

Our sales and marketing expenses for the three months ended June 30, 2024 were $1,041,243, compared to $1,732,966 for the three months ended June 30, 2023. The decrease was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, and website development expenses.

General and administrative expenses were $3,132,385 for the three months ended June 30, 2024, compared to $3,713,895 for the three months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to decreases in stock-based compensation expense, bad debt expense, and insurance expense, partially offset by increased legal and professional services expenses.

Our research and development expenses were $5,612,691 for the three months ended June 30, 2024, compared to $5,981,043 for the three months ended June 30, 2023. The decrease was primarily a result of decreased expenses related to clinical trials for the Co-Dx PCR platform and stock-based compensation expense, partially offset by increases in personnel related expenses.

Other Income

For the three months ended June 30, 2024 we had total other income of $101,234, compared to total other income of $837,294 for the three months ended June 30, 2023. The decrease in other income is primarily due to a change in the fair value of contingent consideration liabilities and decreased realized gains from investments in marketable securities, partially offset by increased interest income.

Net Loss

We realized a net loss for the three months ended June 30, 2024 of $7,599,318, compared to a net loss for the three months ended June 30, 2023 of $8,918,825. The smaller net loss was primarily the result of an increase in grant revenue, combined with a decrease in operating expenses, as well as changes in the fair value of acquisition contingencies and income related to investments in marketable securities. Additionally, we recorded income tax expense of $20,590 for the three months ended June 30, 2024, compared to an income tax benefit of $2,238,320 for the three months ended June 30, 2023. The primary reason for the change in the provision for income taxes is a result of the Company now being in a full valuation allowance.

The Six Months Ended June 30, 2024 Compared to the Six Months ended June 30, 2023

Revenues

For the six months ended June 30, 2024, we generated revenues of $3,124,694, compared to revenues of $799,763 for the six months ended June 30, 2023. Grant revenue accounted for $2,710,847 of revenue for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The decrease in product revenue of $385,916 was primarily due to lower sales of our Logix Smart COVID-19 throughout the world. The increase in grant revenue was primarily due to the achievement of certain milestones under various grants the Company was awarded.

Cost of Revenues

We recorded cost of revenues of $446,653 for the six months ended June 30, 2024, compared to $961,336 for the six months ended June 30, 2023. The decrease in cost of revenues of $514,683 is primarily due to lower inventory obsolescence reserves being recorded in the current year.

Expenses

We incurred total operating expenses of $20,617,390 for the six months ended June 30, 2024, compared to total operating expenses of $21,783,516 for the six months ended June 30, 2023. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, bad debt expense and expense related to clinical trials for the Co-Dx PCR platform. These decreases were partially offset by increased personnel related expenses and legal expenses.

Our sales and marketing expenses for the six months ended June 30, 2024 were $2,604,925, compared to $3,439,297 for the six months ended June 30, 2023. The decrease was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, and website development expenses.

General and administrative expenses were $6,051,188 for the six months ended June 30, 2024, compared to $6,727,860 for the six months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to decreases in stock-based compensation expense, bad debt expense, and insurance expense, partially offset by increased legal and professional services expenses.

Our research and development expenses were $11,292,369 for the six months ended June 30, 2024, compared to $10,995,103 for the six months ended June 30, 2023. The primary increase in expenses was a result of increased personnel related expenses, partially offset by decreased expenses related to clinical trials for the Co-Dx PCR platform and stock-based compensation expense.

Other Income

For the six months ended June 30, 2024 we had total other income of $1,071,342, compared to total other income of $2,772,742 for the six months ended June 30, 2023. The decrease in other income is primarily due to a change in the fair value of contingent consideration liabilities, an increased loss related to the Company’s joint venture investment, and decreased realized gains from investments in marketable securities, partially offset by increased interest income.

Net Loss

We realized a net loss for the six months ended June 30, 2024 of $16,911,361, compared to a net loss for the six months ended June 30, 2023 of $14,674,216. The larger net loss was primarily the result of changes in the fair value of acquisition contingencies and income taxes, partially offset by an increase in grant revenue combined with a decrease in operating expenses. We recorded income tax expense of $43,354 for the six months ended June 30, 2024, compared to an income tax benefit of $4,498,131 for the six months ended June 30, 2023. The primary reason for the change in the provision for income taxes is a result of the Company now recording a full valuation allowance.

Liquidity and Capital Resources

At June 30, 2024, we had cash and cash equivalents of $13,858,866. Additionally, we had $31,020,811 of marketable investment securities that could readily be converted into cash if needed. Additionally, our total current assets of June 30, 2024, were $48,219,239 compared to total current liabilities of $5,305,385.

Net cash used in operating activities during the six months ended June 30, 2024 was $13,694,532, compared to $11,538,068 for the six months ended June 30, 2023. The increase in cash used in operating activities was primarily due to increased operating expenses and the impact of non-cash items.

Net cash provided by investing activities during the six months ended June 30, 2024 was $12,636,520, primarily from maturities of marketable investment securities, compared to $3,433,041 during the six months ended June 30, 2023.

Net cash used in financing activities was $0 for the six months ended June 30, 2024, compared to $1,037,930 for the same period in the prior year. This is due to the repurchase of outstanding common shares during the prior period, compared to no such repurchases in the current period.

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

We believe that our existing capital resources and the cash generated from future sales will be sufficient to meet our projected operating requirements for the next 12 months. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term. If needed, we expect additional investment capital to come from additional issuances of our common stock or other equity-based securities with existing and new investors similar to those that have provided funding in the past. On March 16, 2023, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper”), pursuant to which we may sell from time to time, shares of our common stock, having an aggregate offering price of up to $50.0 million through Piper, as agent. No shares have been sold under the distribution agreement as of June 30, 2024. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

CO-DIAGNOSTICS, INC.

Date: August 8, 2024	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: August 8, 2024	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

