Form 10-Q
period 2024-09-30
Co-Diagnostics, Inc.
filed 2024-11-07
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2024, there were 31,929,752 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$10,797,630	$14,916,878
Marketable investment securities	26,864,571	43,631,510
Accounts receivable, net	178,243	303,926
Inventory, net	1,266,016	1,664,725
Income taxes receivable	-	26,955
Prepaid expenses and other current assets	996,698	1,597,114
Total current assets	40,103,158	62,141,108
Property and equipment, net	2,984,112	3,035,729
Operating lease right-of-use asset	2,332,877	2,966,774
Intangible assets, net	26,176,667	26,403,667
Investment in joint venture	784,357	773,382
Total assets	$72,381,171	$95,320,660
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,176,426	$1,482,109
Accrued expenses	1,826,297	2,172,959
Operating lease liability, current	896,745	838,387
Contingent consideration liabilities, current	838,032	891,666
Deferred revenue	60,477	362,449
Total current liabilities	5,797,977	5,747,570
Long-term liabilities
Income taxes payable	719,628	659,186
Operating lease liability	1,472,100	2,152,180
Contingent consideration liabilities	607,526	748,109
Total long-term liabilities	2,799,254	3,559,475
Total liabilities	8,597,231	9,307,045
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,778,430 shares issued and 31,929,752 shares outstanding as of September 30, 2024 and 36,108,346 shares issued and 31,259,668 shares outstanding as of December 31, 2023	36,778	36,108
Treasury stock, at cost; 4,848,678 shares held as of September 30, 2024 and December 31, 2023, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	100,924,241	96,808,436
Accumulated other comprehensive income	408,366	146,700
Accumulated earnings (deficit)	(22,009,650)	4,598,166
Total stockholders’ equity	63,783,940	86,013,615
Total liabilities and stockholders’ equity	$72,381,171	$95,320,660

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$206,876	$136,533	$620,723	$936,296
Grant revenue	434,265	2,320,565	3,145,112	2,320,565
Total revenue	641,141	2,457,098	3,765,835	3,256,861
Cost of revenue	297,403	255,772	744,056	1,217,108
Gross profit	343,738	2,201,326	3,021,779	2,039,753
Operating expenses
Sales and marketing	1,059,745	1,904,395	3,664,670	5,343,692
General and administrative	4,287,380	3,147,753	10,338,568	9,875,613
Research and development	4,880,315	5,788,789	16,172,684	16,783,892
Depreciation and amortization	351,235	296,340	1,020,143	917,596
Total operating expenses	10,578,675	11,137,277	31,196,065	32,920,793
Loss from operations	(10,234,937)	(8,935,951)	(28,174,286)	(30,881,040)
Other income, net
Interest income	263,335	322,877	968,256	717,141
Realized gain on investments	293,067	425,446	595,302	1,254,718
Gain (loss) on disposition of assets	3,513	(2,578)	7,013	(2,578)
Gain (loss) on remeasurement of acquisition contingencies	(11,927)	140,296	194,217	1,537,373
Gain (loss) on equity method investment in joint venture	12,683	(45,865)	(132,775)	106,264
Total other income, net	560,671	840,176	1,632,013	3,612,918
Loss before income taxes	(9,674,266)	(8,095,775)	(26,542,273)	(27,268,122)
Income tax provision (benefit)	22,189	(2,113,581)	65,543	(6,611,712)
Net loss	$(9,696,455)	$(5,982,194)	$(26,607,816)	$(20,656,410)
Other comprehensive loss
Change in net unrealized gains on marketable securities, net of tax	37,158	33,522	261,666	319,509
Total other comprehensive income	$37,158	$33,522	$261,666	$319,509
Comprehensive loss	$(9,659,297)	$(5,948,672)	$(26,346,150)	$(20,336,901)

Loss per common share:
Basic and Diluted	$(0.32)	$(0.20)	$(0.88)	$(0.70)
Weighted average shares outstanding:
Basic and Diluted	30,494,206	29,361,300	30,155,167	29,306,572

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(26,607,816)	$(20,656,410)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,020,143	917,596
Stock-based compensation expense	4,116,475	6,510,708
Change in fair value of acquisition contingencies	(194,217)	(1,537,373)
Non-cash lease expense	12,174	36,770
Realized gain on investments	(595,302)	(1,254,718)
(Gain) loss from equity method investment	132,775	(106,264)
(Gain) loss on disposition of assets	(7,013)	2,578
Deferred income taxes	-	(6,689,989)
Provision for credit losses	8,262	503,182
Inventory obsolescence expense	164,955	493,823
Changes in assets and liabilities:
Accounts receivable	117,421	2,143,837
Prepaid expenses and other assets	627,370	151,858
Inventory	233,754	296,893
Deferred revenue	(301,972)	349,499
Income taxes payable	60,442	178,441
Accounts payable, accrued expenses and other liabilities	288,510	1,356,330
Net cash used in operating activities	(20,924,039)	(17,303,239)
Cash flows from investing activities
Purchases of property and equipment	(675,365)	(900,704)
Proceeds from maturities of marketable investment securities	45,031,967	90,279,227
Purchases of marketable securities	(27,408,061)	(83,604,933)
Investment in joint venture	(143,750)	-
Net cash provided by investing activities	16,804,791	5,773,590
Cash flows from financing activities
Repurchases of common stock	-	(1,204,256)
Net cash used in financing activities	-	(1,204,256)
Net decrease in cash and cash equivalents	(4,119,248)	(12,733,905)
Cash and cash equivalents at beginning of period	14,916,878	22,973,803
Cash and cash equivalents at end of period	$10,797,630	$10,239,898
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes	$(23,350)	$49,197
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$-	$673
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$3,063,782

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2023	-	$-	36,108,346	$36,108	$(15,575,795)	$96,808,436	$146,700	$4,598,166	$86,013,615
Stock-based compensation	-	-	18,750	19	-	1,571,215	-	-	1,571,234
Other comprehensive income, net of tax	-	-	-	-	-	-	79,855	-	79,855
Net loss	-	-	-	-	-	-	-	(9,312,043)	(9,312,043)
Balance as of March 31, 2024	-	-	36,127,096	36,127	(15,575,795)	98,379,651	226,555	(4,713,877)	78,352,661
Stock-based compensation	-	-	632,584	633	-	1,499,025	-	-	1,499,658
Other comprehensive income, net of tax	-	-	-	-	-	-	144,653	-	144,653
Net loss	-	-	-	-	-	-	-	(7,599,318)	(7,599,318)
Balance as of June 30, 2024	-	-	36,759,680	36,760	(15,575,795)	99,878,676	371,208	(12,313,195)	72,397,654
Stock-based compensation	-	-	18,750	18	-	1,045,565	-	-	1,045,583
Other comprehensive income, net of tax	-	-	-	-	-	-	37,158	-	37,158
Net loss	-	-	-	-	-	-	-	(9,696,455)	(9,696,455)
Balance as of September 30, 2024	-	$-	36,778,430	$36,778	$(15,575,795)	$100,924,241	$408,366	$(22,009,650)	$63,783,940

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation	-	-	68,750	69	-	2,168,673	-	-	2,168,742
Repurchases of common stock	-	-	-	-	(482,196)	-	-	-	(482,196)
Other comprehensive income, net of tax	-	-	-	-	-	-	178,621	-	178,621
Net loss	-	-	-	-	-	-	-	(5,755,391)	(5,755,391)
Balance as of March 31, 2023	-	-	34,823,015	34,823	(14,694,062)	90,641,608	471,761	34,175,640	110,629,770
Stock-based compensation	-	-	525,335	525	-	2,169,276	-	-	2,169,801
Repurchases of common stock	-	-	-	-	(555,734)	-	-	-	(555,734)
Other comprehensive income, net of tax	-	-	-	-	-	-	107,366	-	107,366
Net loss	-	-	-	-	-	-	-	(8,918,825)	(8,918,825)
Balance as of June 30, 2023	-	-	35,348,350	35,348	(15,249,796)	92,810,884	579,127	25,256,815	103,432,378
Stock-based compensation	-	-	18,750	19	-	2,172,146	-	-	2,172,165
Repurchases of common stock	-	-	-	-	(166,326)	-	-	-	(166,326)
Other comprehensive income, net of tax	-	-	-	-	-	-	33,522	-	33,522
Net loss	-	-	-	-	-	-	-	(5,982,194)	(5,982,194)
Balance as of September 30, 2023	-	$-	35,367,100	$35,367	$(15,416,122)	$94,983,030	$612,649	$19,274,621	$99,489,545

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2024 total accounts receivable was $384,643 with an allowance for uncollectable accounts of $206,400 resulting in a net amount of $178,243. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At September 30, 2024, the Company had $1,266,016 in inventory, of which $566,186 was finished goods and $699,830 was raw materials. At December 31, 2023, the Company had $1,664,725 in inventory, of which $700,467 was finished goods and $964,258 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $72,872 and $214,134 related to the change in inventory reserves during the three and nine months ended September 30, 2024, respectively, compared to $152,274 and $96,073 during the three and nine months ended September 30, 2023, respectively.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized grant funding revenue of $434,265 and $3,145,112 during the three and nine months ended September 30, 2024, respectively, compared to $2,320,565 during the three and nine months ended September 30, 2023, respectively. At September 30, 2024, the Company has also recorded $40,856 of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three and nine months ended September 30, 2024. Three customers accounted for approximately 61% of product revenue, and one granting agency accounted for 100% of the grant revenue recognized during the three months ended September 30, 2024. Two customers accounted for approximately 31% of product revenue, and two granting agencies accounted for approximately 95% of grant revenue recognized during the nine months ended September 30, 2024. Three customers accounted for approximately 47% of product revenue and two customers accounted for approximately 28% of product revenue recognized for the three and nine months ended September 30, 2023, respectively. One granting agency accounted for 100% of grant revenue recognized during the three and nine months ended September 30, 2023, respectively.

Three customers individually accounted for more than 10% of accounts receivable at September 30, 2024 and three customers individually accounted for more than 10% of accounts receivable at December 31, 2023. These customers together accounted for approximately 92% and 97% of accounts receivable at September 30, 2024 and December 31, 2023, respectively.

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

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	September 30, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$10,797,630	$-	$10,797,630	$10,797,630	$-
Level 2:
U.S. treasury securities	26,456,205	408,366	26,864,571	-	26,864,571
Subtotal	26,456,205	408,366	26,864,571	-	26,864,571
Total	$37,253,835	$408,366	$37,662,201	$10,797,630	$26,864,571

	December 31, 2023
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$4,317,449	$-	$4,317,449	$4,317,449	$-
Level 1:
Money market funds	10,599,429	-	10,599,429	10,599,429	-
Subtotal	10,599,429	-	10,599,429	10,599,429	-
Level 2:
U.S. treasury securities	43,484,810	146,700	43,631,510	-	43,631,510
Subtotal	43,484,810	146,700	43,631,510	-	43,631,510
Total	$58,401,688	$146,700	$58,548,388	$14,916,878	$43,631,510

Marketable investment securities held as of September 30, 2024 mature over the next 12 months.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$51,982	$-	$-	$51,982
Marketable securities (U.S. treasury bills and notes)	-	26,864,571	-	26,864,571
Total assets measured at fair value	$51,982	$26,864,571	$-	$26,916,553
Liabilities:
Contingent consideration - common stock	$-	$-	$1,239,657	$1,239,657
Contingent consideration - warrants	-	-	205,901	205,901
Total liabilities measured at fair value	$-	$-	$1,445,558	$1,445,558

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$13,806,864	$-	$-	$13,806,864
Marketable securities (U.S. treasury bills and notes)	-	43,631,510	-	43,631,510
Total assets measured at fair value	$13,806,864	$43,631,510	$-	$57,438,374
Liabilities:
Contingent consideration - common stock	$-	$-	$1,318,995	$1,318,995
Contingent consideration - warrants	-	-	320,780	320,780
Total liabilities measured at fair value	$-	$-	$1,639,775	$1,639,775

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of September 30, 2024 and December 31, 2023.

The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2023	$1,639,775
Change in fair value of contingent consideration issued for business acquisitions	(194,217)
Fair value as of September 30, 2024	$1,445,558

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

	September 30, 2024	December 31, 2023
Stock price	$1.25	$1.33
Strike price	$9.13	$9.13
Volatility	164.1%	187.5%
Risk-free rate	3.6%	4.0%
Expected term (years)	2.3	3.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2024
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(1,018,333)	75,667
Total intangible assets		$27,195,000	$(1,018,333)	$26,176,667

	December 31, 2023
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(791,333)	302,667
Total intangible assets		$27,195,000	$(791,333)	$26,403,667

(1)	Based on weighted-average useful life established as of the acquisition date.

The expected future annual amortization expense of the Company’s intangible assets held as of September 30, 2024 is as follows:

Year Ending December 31,	Amortization Expense
2024 (remainder)	$75,667

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States
Product revenue	$129,776	$88,107	$473,482	$618,491
Grant revenue	434,265	2,320,565	3,145,112	2,320,565
Total United States	564,041	2,408,672	3,618,594	2,939,056
Rest of World
Product revenue	77,100	48,426	147,241	317,805
Grant revenue	-	-	-	-
Total Rest of World	77,100	48,426	147,241	317,805
Total	$641,141	$2,457,098	$3,765,835	$3,256,861
Percentage of revenue by area:
United States	88%	98%	96%	90%
Rest of World	12%	2%	4%	10%

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2024 were as follows:

Balance as of December 31, 2023	$362,449
Revenue recognized included in deferred revenue balance at the beginning of the period	(301,972)
Balance as of September 30, 2024	$60,477

Note 7 – Loss Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss, as reported	$(9,696,455)	$(5,982,194)	$(26,607,816)	$(20,656,410)

Denominator
Weighted average shares, basic	30,494,206	29,361,300	30,155,167	29,306,572
Dilutive effect of stock options, warrants and RSUs	-	-	-	-
Shares used to compute diluted earnings per share	30,494,206	29,361,300	30,155,167	29,306,572

Basic loss per share	$(0.32)	$(0.20)	$(0.88)	$(0.70)
Diluted loss per share	$(0.32)	$(0.20)	$(0.88)	$(0.70)

The computation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023, respectively, also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three and nine months ended September 30, 2024 and 2023, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of September 30, 2024, consisting of: (i) 1,598,891 restricted stock units and (ii) 532,112 options and warrants. The Company had potentially dilutive securities as of September 30, 2023, consisting of: (i) 2,750,302 restricted stock units and (ii) 512,112 options and warrants.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 2,939,242 at September 30, 2024.

Stock Options

The following table summarizes option activity during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	1,040,572	$2.19	$1.37	4.89
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2024	1,040,572	$2.19	$1.37	4.13

Exercisable at September 30, 2024	1,040,572	$2.19	$1.37	4.13

The aggregate intrinsic value of outstanding options at September 30, 2024 was approximately $0.2 million.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of September 30, 2024, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,925,497	$3.99
Granted	1,555,000	1.11
Vested	(670,084)	4.91
Forfeited/Cancelled	(246,512)	4.10
Unvested at September 30, 2024	3,563,901	$2.55

As of September 30, 2024, there was approximately $6.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes warrant activity during the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	485,000	$8.81	$1.29	3.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2024	485,000	$8.81	$1.05	2.2

The aggregate intrinsic value of outstanding warrants at September 30, 2024 was $0.

The total number of warrants exercisable at September 30, 2024 is 20,000. The ability to exercise the remaining 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$3,306	$12,075	$17,501	$36,140
Sales and marketing	181,190	564,962	844,553	1,666,868
General and administrative	924,539	1,278,674	3,057,184	3,732,398
Research and development	(63,452)	316,454	197,237	1,075,302
Total stock-based compensation expense	$1,045,583	$2,172,165	$4,116,475	$6,510,708

Note 9 – Income Taxes

For the three months ended September 30, 2024, the Company recognized expense from income taxes of $22,189, representing an effective tax rate of (0.2%). For the nine months ended September 30, 2024, the Company recognized expense from income taxes of $65,543, representing an effective tax rate of (0.2%). The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three and nine months ended September 30, 2023, the Company recognized a benefit from income taxes of $2,113,581 and $6,611,712, respectively.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancelable leases in the period incurred in accordance with the practical expedient elected.

The components of lease expense are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$258,145	$244,941	$761,986	$529,089
Short-term lease costs	8,250	38,110	46,039	192,261
Total lease costs	$266,395	$283,051	$808,025	$721,350

As of September 30, 2024, the maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2024 (remainder)	$251,210
2025	1,018,383
2026	714,630
2027	300,591
2028	308,462
Thereafter	-
Total lease payments	2,593,276
Less: imputed interest	224,431
Present value of operating lease liabilities	2,368,845
Less: current portion	896,745
Long-term portion	$1,472,100

Other information related to operating leases was as follows:

Nine Months Ended September 30, 2024
Cash paid for operating leases included in operating cash flows	$785,851
Remaining lease term of operating leases	3.0
Discount rate of operating leases	6.3%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in two class action claims and four derivative actions claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to three civil actions, two in the US and the other in the United Kingdom. Each of the civil actions is based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three or nine months ended September 30, 2024.

Note 12 – Related Party Transactions

In 2023, the Company entered into a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), our joint venture for manufacturing in India, under which CoSara provides certain research and development consulting and support services. The Company recognized $181,878 and $361,843 of expense related to this agreement during the three and nine months ended September 30, 2024, respectively. The Company recognized $70,000 of expense for the three and nine months ended September 30, 2023.

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

Our scientists use the complex mathematics of DNA/RNA PCR test design to engineer and optimize PCR tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. The intellectual property we use in our business consists of the predictive mathematical algorithms and patented molecular structure used in the testing process, which together represent a major advance in PCR testing systems. CODX technologies are now protected by more than 20 granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which may allow the sale of diagnostic PCR tests at a lower price than competitors, while enabling us to maintain profit margins.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2024 Compared to the Three Months ended September 30, 2023

Revenues

For the three months ended September 30, 2024, we generated revenues of $641,141, compared to revenues of $2,457,098 for the three months ended September 30, 2023. Grant revenue accounted for $434,265 of revenue for the three months ended September 30, 2024, compared to $2,320,565 for the three months ended September 30, 2023. The decrease in grant revenue was primarily due to the timing of the achievement of certain milestones under various grants the Company was awarded.

Cost of Revenues

We recorded cost of revenues of $297,403 for the three months ended September 30, 2024, compared to $255,772 for the three months ended September 30, 2023. The increase in cost of revenues is primarily due to higher inventory obsolescence costs recorded in the current quarter versus the prior year comparable period.

Expenses

We incurred total operating expenses of $10,578,675 for the three months ended September 30, 2024, compared to total operating expenses of $11,137,277 for the three months ended September 30, 2023. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, and expense related to clinical trials for the Co-Dx PCR platform. These decreases were partially offset by increased legal expenses.

Our sales and marketing expenses for the three months ended September 30, 2024 were $1,059,745, compared to $1,904,395 for the three months ended September 30, 2023. The decrease was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, and outside consulting and professional services expenses.

General and administrative expenses were $4,287,380 for the three months ended September 30, 2024, compared to $3,147,753 for the three months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increased legal expenses, partially offset by decreases in stock-based compensation expense and professional services expenses.

Our research and development expenses were $4,880,315 for the three months ended September 30, 2024, compared to $5,788,789 for the three months ended September 30, 2023. The decrease was primarily a result of decreased expenses related to development of and clinical trials for the Co-Dx PCR platform and stock-based compensation expense, partially offset by increases in consulting and professional services expenses.

Other Income

For the three months ended September 30, 2024 we had total other income of $560,671, compared to total other income of $840,176 for the three months ended September 30, 2023. The decrease in other income is primarily due to a change in the fair value of contingent consideration liabilities and decreased realized gains from investments in marketable securities.

Net Loss

We realized a net loss for the three months ended September 30, 2024 of $9,696,455, compared to a net loss for the three months ended September 30, 2023 of $5,982,194. The increase in net loss was primarily the result of a decrease in grant revenue, partially offset by a decrease in operating expenses, as well as changes in the fair value of acquisition contingencies and income related to investments in marketable securities. Additionally, we recorded income tax expense of $22,189 for the three months ended September 30, 2024, compared to an income tax benefit of $2,113,581 for the three months ended September 30, 2023. The primary reason for the change in the provision for income taxes is a result of the Company now being in a full valuation allowance.

The Nine Months Ended September 30, 2024 Compared to the Nine Months ended September 30, 2023

Revenues

For the nine months ended September 30, 2024, we generated revenues of $3,765,835, compared to revenues of $3,256,861 for the nine months ended September 30, 2023. Grant revenue accounted for $3,145,112 of revenue for the nine months ended September 30, 2024, compared to $2,320,565 for the nine months ended September 30, 2023. The decrease in product revenue of $315,573 was primarily due to lower sales of our Logix Smart COVID-19 test throughout the world. The increase in grant revenue was primarily due to the achievement of certain milestones under various grants the Company was awarded.

Cost of Revenues

We recorded cost of revenues of $744,056 for the nine months ended September 30, 2024, compared to $1,217,108 for the nine months ended September 30, 2023. The decrease in cost of revenues of $473,052 is primarily due to lower inventory obsolescence reserves being recorded in the current year versus the prior year comparable period.

Expenses

We incurred total operating expenses of $31,196,065 for the nine months ended September 30, 2024, compared to total operating expenses of $32,920,793 for the nine months ended September 30, 2023. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, bad debt expense and expense related to development of and clinical trials for the Co-Dx PCR platform. These decreases were partially offset by increased personnel related expenses and legal expenses.

Our sales and marketing expenses for the nine months ended September 30, 2024 were $3,664,670, compared to $5,343,692 for the nine months ended September 30, 2023. The decrease was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, website development expenses and personnel related expenses.

General and administrative expenses were $10,338,568 for the nine months ended September 30, 2024, compared to $9,875,613 for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increased legal expenses, partially offset by decreases in stock-based compensation expense, bad debt expense, professional services expense and insurance expense.

Our research and development expenses were $16,172,684 for the nine months ended September 30, 2024, compared to $16,783,892 for the nine months ended September 30, 2023. The decrease was primarily a result of decreased expenses related to development of and clinical trials for the Co-Dx PCR platform and stock-based compensation expense, partially offset by increases in personnel, consulting and professional services expenses.

Other Income

For the nine months ended September 30, 2024, we had total other income of $1,632,013, compared to total other income of $3,612,918 for the nine months ended September 30, 2023. The decrease in other income is primarily due to a change in the fair value of contingent consideration liabilities, an increased loss related to the Company’s joint venture investment, and decreased realized gains from investments in marketable securities, partially offset by increased interest income.

Net Loss

We realized a net loss for the nine months ended September 30, 2024 of $26,607,816, compared to a net loss for the nine months ended September 30, 2023 of $20,656,410. The larger net loss was primarily the result of changes in the fair value of acquisition contingencies and income taxes, partially offset by an increase in grant revenue combined with a decrease in operating expenses. We recorded income tax expense of $65,543 for the nine months ended September 30, 2024, compared to an income tax benefit of $6,611,712 for the nine months ended September 30, 2023. The primary reason for the change in the provision for income taxes is a result of the Company now recording a full valuation allowance.

Liquidity and Capital Resources

At September 30, 2024, we had cash and cash equivalents of $10,797,630. Additionally, we had $26,864,571 of marketable investment securities that could readily be converted into cash if needed. Additionally, our total current assets of September 30, 2024, were $40,103,158 compared to total current liabilities of $5,797,977.

Net cash used in operating activities during the nine months ended September 30, 2024 was $20,924,039, compared to $17,303,239 for the nine months ended September 30, 2023. The increase in cash used in operating activities was primarily due to a decrease in cash collections from customers and granting agencies and the impact of non-cash items.

Net cash provided by investing activities during the nine months ended September 30, 2024 was $16,804,791, primarily from maturities of marketable investment securities, compared to $5,773,590 during the nine months ended September 30, 2023.

Net cash used in financing activities was $0 for the nine months ended September 30, 2024, compared to $1,204,256 for the same period in the prior year. This is due to the repurchase of outstanding common shares during the prior period, compared to no such repurchases in the current period.

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

We believe that our existing capital resources and the cash generated from future sales will be sufficient to meet our projected operating requirements for the next 12 months. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term. If needed, we expect additional investment capital to come from additional issuances of our common stock or other equity-based securities with existing and new investors similar to those that have provided funding in the past. On March 16, 2023, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper”), pursuant to which we may sell from time to time, shares of our common stock, having an aggregate offering price of up to $50.0 million through Piper, as agent. The Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the Equity Distribution Agreement over a 12-month period to an amount equal to or less than one-third of our public float. On October 18, 2024, the Company filed a Prospectus Supplement with the SEC reducing the amount available for sale under the Equity Distribution Agreement to $17.1 million. No shares have been sold under the distribution agreement as of September 30, 2024. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective as of November 4, 2024, the Board of Directors of Co-Diagnostics, Inc. (the “Company”), approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws (the “Bylaws”). The Amendment modifies the Company’s Bylaws to eliminate the classification of the Board of Directors and provide that all members of the Board of Directors are elected annually. The Amendment also makes various conforming changes to the Bylaws to reflect the de-classification of the Board of Directors. The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description
3.1*	Amendment to the Amended and Restated Bylaws
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

# Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: November 7, 2024	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: November 7, 2024	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

