Form 10-K
period 2024-12-31
Co-Diagnostics, Inc.
filed 2025-03-27
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37,000,000.

As of March 21, 2025, there were 33,572,643 shares of common stock, par value $0.001 per share, outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to obtain regulatory approval to market and sell our products;
●	the results of clinical evaluations of our product candidates;

●	market acceptance of any products that may be approved for commercialization;

●	our ability to protect our intellectual property rights;

●	the impact of any infringement actions or other litigation brought against us;

●	competition from other providers and products;

●	our ability to develop and commercialize new and improved products and services;

●	changes in government regulation;

●	and other factors (including the risks contained in the section entitled “Risk Factors” in other documents we file with the SEC) relating to our industry, our operations and results of operations.

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

ITEM 1: BUSINESS

Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, proprietary approach to PCR test design of primer and probe structure (“Co-Primers®”) that dramatically reduces one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer amplification (false positives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests are cleared for use in clinical labs only and not for point-of-care or at-home use.

We are currently developing a unique, groundbreaking portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro™ instrument, our patent-pending diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform which has been designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first U.S. Food and Drug Administration (FDA) application for 510(k) clearance for the Co-Dx™ PCR Pro™ instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following productive engagement with the FDA related to the regulatory submission, the Company withdrew its 510(k) application. The decision to withdraw the submission was based on discussions with the FDA regarding the ability to detect a potential deterioration of one component of the test, related to shelf-life stability. Following dialogue with the FDA and exploring the various courses of action available, we determined that the best long-term solution would be to submit a version of the test that has been enhanced to address the matter raised in the 510(k) review process. The Company plans to submit the next iteration of the Co-Dx PCR COVID-19 test for 510(k) OTC clearance, following the collection of clinical evaluation data to support the new test’s performance. A new submission also allows the Company to incorporate more recent Co-Dx PCR platform developments into the COVID-19 test, which Co-Dx believes will also help create greater operational and manufacturing efficiencies, such as consolidating manufacturing processes to utilize the next generation of test kits and instruments across all tests on the at-home and point-of-care Co-Dx PCR platform. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Technology

We believe our proprietary and patented molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically than some competitors, allowing for significant margins while still positioning ourselves as a low-cost provider of molecular diagnostics and screening services. For example, we were the first US-based company to receive a CE-marking for a COVID-19 test in early 2020, as we worked to help slow the spread of the pandemic through our global network of distributors covering clinical labs in more than 50 countries. Our Logix Smart® COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an in vitro diagnostic or IVD in countries that accept CE marking for regulatory clearance in a period of just over 30 days. This is a real-world example of how CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of SARS-CoV-2 or other viruses should they not be detectable using currently available tests.

In addition, continued development has demonstrated the unique properties of our Co-Primers technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

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

Our proprietary test design process involves identifying the optimal locations on the target genes for amplification and pairing the locations with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, we use the data resulting from our tests to verify whether we succeeded in designing what we intended. Verification involves a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our laboratory or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user needs.

Using our proprietary test design system and reagents, we have designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. In the United States, we obtained Emergency Use Authorization (“EUA”) for our Logix Smart® COVID-19 detection test from the FDA, and we sell that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been cleared for sale in countries such as the United Kingdom, Australia, India, and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers, including an OEM’s PCR instrument which we refer to here as the “Co-Dx Box”.

In addition to testing for infectious disease, Co-Primers technology lends itself to identifying any section of a DNA or RNA strand that describes any type of genetic trait, which creates several significant applications. We, in conjunction with our customers, have designed and licensed tests that identify genetic traits in plant and animal genomes. We also have commercialized three multiplexed tests to test mosquitos for the presence of diseases they carry, which enables municipalities to concentrate their efforts in managing mosquito populations in specific areas where mosquitos carrying deadly viruses are known to breed.

Co-Dx PCR Platform

We believe the benefits of affordable, high-quality diagnostics should be available to everyone. High-quality point-of-care polymerase chain reaction (“PCR”) testing plays a crucial role in healthcare. It enables rapid diagnosis of infectious diseases, such as COVID-19 or tuberculosis, facilitating timely treatment and containment measures. By delivering results on-site, it eliminates the need for sample transportation, reducing the risk that the sample is transported incorrectly or lost, reducing turnaround time to results, and allowing for immediate decision-making. Gold-standard PCR testing at the point of care ensures reliable detection of pathogens, minimizing incorrect results. In short, high-quality PCR testing at home and at the point of care enhances patient care, public health response, and helps control the spread of infectious diseases. That is why we are developing the Co-Dx PCR platform utilizing our Co-Primers™ real-time PCR technology for at-home and point-of-care testing. Because we believe that testing for COVID-19 and other infectious diseases will continue to be a consideration for public health worldwide, we initiated the Co-Dx PCR platform to facilitate frequent, affordable, reliable PCR testing to patients in point-of-care and at-home settings, including schools, businesses, and the hospitality industry. We believe this may be accomplished through the development of a testing platform comprised of a compact, relatively low-cost testing device, the Co-Dx PCR Pro instrument, together with patent-pending diagnostic test cups that work with the instrument and an intuitive mobile application, that is easy to use by professionals and non-professionals, all of which can provide PCR test results in around 30 minutes. As user test results are analyzed and anonymized in the cloud, we believe this data may be useful for governmental health agencies and the World Health Organization to determine where outbreaks of infectious diseases may be occurring and to enable them to act more quickly and efficiently to slow-down or perhaps even prevent further spread.

The 6 ½” x 4 1/2” x 6”, 2 lbs. Co-Dx PCR Pro instrument operates via a smartphone app with simple-to-follow instructions that includes videos to walk users through every step, from sample swab collection to the straightforward instrument operation. Results are processed in the cloud and delivered back to the user’s smartphone or tablet in about 30 minutes using software designed from the ground-up for this specific use. The PCR tests themselves (contained in the simple but unique, innovative test collection cups) are powered by patented Co-Dx Co-Primers PCR technology.

The initial diagnostic test designed for use on this platform, an at-home and point-of-care COVID-19 PCR test, was ultimately facilitated by our development of a saliva or nasal swab-based PCR test that does not require RNA/DNA extraction (standard in laboratory-based PCR testing). The final result is believed to be approximately equivalent to those processed by a high-complexity clinical laboratory. Our COVID-19 PCR platform test has the advantages of increased speed over clinical laboratories, with results in around 30 minutes compared to hours or even days, and ease of handling thanks to lyophilization (or freeze-drying) of our testing reagents to allow for storage at room temperatures. In December 2023, we submitted our proprietary Co-Dx PCR COVID-19 test cups, together with the Co-Dx PCR Pro instrument and mobile application, all designed for use in point-of-care and at-home settings, for review by the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization (EUA). In June 2024, we completed our first FDA application for 510(k) clearance for the Co-Dx PCR Pro instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following productive engagement with the FDA related to the regulatory submission the Company withdrew its 510(k) application. The decision to withdraw the submission was based on discussions with the FDA regarding the ability to detect a potential deterioration of one component of the test, related to shelf-life stability. Following dialogue with the FDA and exploring the various courses of action available, we determined that the best long-term solution would be to submit a version of the test that has been enhanced to address the matter raised in the 510(k) review process. The Company plans to submit the next iteration of the Co-Dx PCR COVID-19 test for 510(k) OTC clearance, following the collection of clinical evaluation data to support the new test’s performance. A new submission will also allow the Company to incorporate more recent Co-Dx PCR platform developments into the COVID-19 test, which Co-Dx believes will also help create greater operational and manufacturing efficiencies, such as consolidating manufacturing processes to utilize the next generation of test kits and instruments across all tests on the at-home and point-of-care Co-Dx PCR platform.

We expect to develop further diagnostic tests for use with the PCR Pro instrument, including a multiplex test for influenza A and B, RSV and COVID-19. To that effect, in July 2023 we were awarded $1.2 million in funding from the National Institutes of Health (NIH) as part of the Rapid Acceleration of Diagnostics (RADx®) Tech program for development of our upper respiratory panel diagnostic test for use on the Company’s Co-Dx PCR platform. We are utilizing the funds from the RADx Tech award to complete development of our flu A/B, COVID-19, and RSV multiplex test, preparatory for that test to begin clinical trials on the Co-Dx PCR Pro instrument. The NIH launched the RADx initiative on April 29, 2020, with the goal of speeding innovation in the development, commercialization, and implementation of technologies for COVID-19 testing, leveraging the existing NIH Point-of-Care Technology Research Network. The RADx Tech program is managed by the National Institute of Biomedical Imaging and Bioengineering (NIBIB), to support the accelerated development of tests and provide regulatory guidance during the COVID-19 pandemic and beyond.

We are also developing diagnostics tests for TB and HPV for use with our Co-Dx PCR platform. We have been awarded two grants totaling $6.8 million for the TB test and one grant totaling $987,000 for the HPV test by the Bill & Melinda Gates Foundation to support the development and manufacture of these tests for our Co-Dx PCR platform. In 2014, all United Nations Member States and the World Health Organization (WHO) committed to ending the global TB epidemic by 2030, before the COVID-19 pandemic slowed, stalled or reversed progress of global TB targets. The WHO reported a worldwide gap of roughly 2.7 million unidentified cases between the reported number of newly diagnosed TB cases in 2023 and the estimated number of incident cases, highlighting the need for a dramatic increase of affordable, high-quality, point-of-care TB diagnostics to enable rapid treatment decisions to be made for a disease that has a mortality rate of about 50% if left untreated. The National Cancer Institute estimates that high-risk HPVs cause roughly 5% of all cancers worldwide, including cervical cancer, the fourth most common cancer in women and which led to an estimated 350,000 cervical cancer deaths in 2022 according to the WHO. About 94% of these deaths are in low- and middle-income countries, and all of which the WHO believes can be dramatically reduced by access to diagnostics, vaccinations, and cancer screenings.

Infectious Disease Product Offering

Using our proprietary test design system and reagents, we and CoSara Diagnostics Pvt Ltd (“CoSara”), our consolidated joint venture for development and manufacturing in India, design and sell PCR diagnostic tests for detection of diseases and pathogens such as COVID-19, influenza, tuberculosis, hepatitis B and C, malaria, dengue, human papillomavirus, chikungunya, and Zika virus, all of which tests have been designed and verified in our laboratories. Our tuberculosis test and Zika tests received CE marking in 2018, and a triplex test for Zika, dengue and chikungunya received CE marking in 2019, qualifying the tests to be sold throughout the European community and in most countries in Central and South America. In December 2019, CoSara received a license to manufacture and sell tuberculosis, hepatitis B, hepatitis C, human papillomavirus 16/18 and malaria tests in India from the Central Drugs Standard Control Organization (“CDSCO”). In February 2020, we received CE marking for our Logix Smart COVID-19 test followed by an EUA by the FDA in April 2020. Also, in April 2020, our COVID-19 test was approved for manufacture and sale in India by the CDSCO and in Mexico by the INDRE, Mexico’s equivalent to the United States Center for Disease Control. In August 2020, we received approval from the Australian Department of Health Therapeutic Goods Division to sell our COVID-19 test in Australia.

As explained above, our Logix Smart COVID-19 test was designed, developed, submitted for regulatory clearance and ready to be used as an in vitro diagnostic or IVD in countries that accept CE marking for regulatory clearance in a period of just over 30 days. This is a real-world example of how CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of SARS-CoV-2 or other viruses should they not be detectable using currently available tests.

Caribbean and Central and South America

We began selling PCR diagnostic tests to entities located in South and Central America and the Caribbean in 2018. In some of those countries, there are limited regulatory hurdles, which allowed us to begin offering our tests immediately with CE markings. We have applied for and received registrations for our tests in many of those countries that require registration, and our distributors in those countries have provided us with in-country assistance in completing such registrations.

We first offered our Zika test in this region because of the demand for such a test, followed by tests for tuberculosis, and our triplex test for Zika, chikungunya, and dengue. Sales of those tests have not been material, but with the granting of CE marking and EUA for our Logix Smart COVID-19, we experienced an increase in sales in this region.

India

In January 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed CoSara Diagnostics Pvt. Ltd. as a joint venture. The agreement provided for the construction of a manufacturing plant and the manufacture of the tests named above and the joint sales and marketing of those tests in India. We have received a license for the plant in Ranoli, India to manufacture approved tests and it is being used for testing and manufacturing of our products for the Indian market.

The CDSCO has given us the approval for manufacture and sale of the 15 tests referred to above, and the Company’s joint venture manufactures and sells 14 of those tests under the SaraGene brand. The Company manages a reagent rental program in India with thermocyclers purchased from a third-party manufacturer and which we refer to here as our Co-Dx Box. The placement of thermocyclers in India has facilitated the sale of the SaraGene PCR tests in India. The WHO 2024 Global Tuberculosis Report indicates that India was the country with the highest number of cases of tuberculosis in the world in 2023, with 26% of an estimated global incidence of approximately 10.8 million cases.

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

Europe

Molecular diagnostics, such as our tests, are governed in Europe by the framework for IVDs, which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for some IVDs historically allowed for a self-certification procedure, placing heavy responsibility on manufacturers. Non self-certified products were subject to the same standards as self-certified products but were also subject to audit and review by a notified body prior to receiving approval to receiving CE marking. A CE-marking is a manufacturer’s declaration that a product meets the requirements of the applicable European Commission (EC) directive. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, and ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may bear a CE marking, as an indication that the product is compliant with EU legislation and sold in the European Union. We have received CE marking for six of our tests including for COVID-19, COVID-19 (2 gene test), ABC (a triplex test for Flu A, Flu B and COVID-19), a DS (Direct Saliva, extraction-free) COVID-19 test, tuberculosis, Zika, and our Zika, dengue, chikungunya triplex tests. In May 2022, the EC published the In Vitro Diagnostic Regulation (IVDR), a new regulation that significantly revised the requirements for CE marking of IVDs. To avoid potential shortages of essential healthcare products, the EC extended the transition deadlines in 2024. Co-Dx is actively pursuing CE-IVD compliance under IVDR through the Annex IX route to conformity. For manufacturers actively pursuing IVDR compliance, European regulators have allowed a grace period until 2028 for Class B devices to harmonize their devices and Quality Management Systems (QMS) with the new regulation.

Co-Diagnostics PCR tests are manufactured under an ISO 13485:2016 certified quality management system, relating to the design and manufacture of our medical device products. The ISO certification indicates that we meet the standards required to pursue CE-marking for certain of our products, subject to the requirements in the updated directive mentioned above.

United States

Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDA Act”) covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any premarket approval steps with the FDA for any of our Logix Smart PCR tests. Section 801(e) of the FDA Act applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices, and grants Co-Diagnostics permission to export all of our IVD products. We have received EUA clearance for our Logix Smart COVID-19 test, which allows sales to qualified labs in the United States and facilitates the registration for sale in other countries as well. Under the FDA’s existing policy, the FDA continues to review a prioritized subset of COVID-19 tests for EUAs, and emphasizes that traditional device premarket review pathways remain open to all developers. We intend to pursue all appropriate FDA review pathways for products under development, including traditional premarket review pathways.

Under our EUA, we are actively selling our Logix Smart COVID-19 test to overseas customers and to CLIA certified laboratories in the United States. The CLIA labs are able to use our test, or to further validate our COVID-19 tests (or other tests) as Laboratory Developed Tests (LDTs), which refers to a diagnostic test that has been validated for use in the CLIA lab. LDTs may be used by the lab only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDTs and obtain licenses to offer them as diagnostic services. We are currently marketing our Logix Smart COVID-19 test to CLIA laboratories throughout the US.

Market Opportunity

The market opportunity for our tests changed radically with the emergence of the COVID-19 pandemic. Because we were able to respond rapidly and produce a quality product, we have been able to build a worldwide distribution network that has allowed us to export products throughout the world. We anticipate that our network of distributors that we have built over the past five years will serve us well in sales and distribution of other diagnostic tests and our forthcoming PCR diagnostic platform.

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

Mosquito Vector Control Services

In response to market demand, in June 2019 we introduced our first Vector Smart® PCR tests to be used exclusively for mosquito-borne pathogens in mosquito populations. Municipalities in the US and many other countries in the world are concerned about the diseases carried by mosquitos, which infect the human population. To prevent outbreaks of potentially harmful viruses such as Zika or West Nile from infecting the public, many municipalities conduct mitigation operations to eliminate the mosquito populations carrying the diseases. Because it is too expensive and potentially harmful to the environment to treat all mosquito breeding areas, municipalities may identify and focus their efforts on particular areas with mosquitos that are carrying the harmful viruses. To know where the host mosquitos with the harmful viruses are located, traps are set, mosquitos collected and then tested. There are over 3,000 mosquito abatement districts throughout the United States and almost all of them conduct testing to help make the spraying more effective.

Our first vector related test was a triplex test that tests for West Nile, western equine encephalitis and St. Louis encephalitis. We began shipping the tests in June 2019. We added a second test that tests mosquitos for Zika, chikungunya and dengue in a triplex test. Finally, in November 2019, we completed a test for West Nile, eastern equine encephalitis and St. Louis encephalitis, specifically for use in the eastern United States. As a result, mosquito abatement districts can test for three target viruses in one test as compared to performing three different tests using other market available tests. Our products also allow municipalities to obtain test results in-house in a matter of hours, instead of the days or weeks they might otherwise have to wait for a central lab to process the mosquito tests.

We have sold our Vector Smart™ test products and/or related lab equipment to testing districts in different sections of the country and are marketing our products through trade shows, electronic and regular mail solicitations.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits, a low-cost Co-Dx Box, and an affordable Co-Dx PCR platform for at-home and point-of-care testing (the platform is subject to FDA review and not available for sale at the time of this filing).

●	Flexibility: CODX’s tests have been designed to run on many customers’ DNA/RNA diagnostic testing machines. Our technology is well suited to the new generation of point-of-care testing (POCT), compact and portable analysis machinery for field, clinical and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE marking for our Logix Smart COVID-19 test (under the previous directive) being approximately 30 days.

●	Accuracy: We believe our technology allows us to build tests that are highly sensitive and specific, the two benchmarks for accuracy in PCR testing.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient-specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable molecular diagnostics, especially in at-home and POCT settings, for which we are developing products.

●	Low-Cost Provider: Our platform technology obviates the need to pay certain patent royalties typically required of our competitors, which use third-party patented test platforms to design and manufacture their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, we anticipate that we can identify the best target markets, not only in low-to-middle income countries but also in developed nations.

●	Data Collection: With the anticipated deployment of the Co-Dx PCR platform we expect to play a role in centralizing global data collection on infectious diseases that may contribute to faster vaccination and therapeutic responses from health authorities.

●	Growth Industry Category: We believe that real-time PCR testing is the fastest-growing segment of in vitro diagnostic testing.

●	Combination Product Offering: Our tests can be a well-designed match for a new generation of compact and other small POCT devices now entering the market, including our own Co-Dx Box and Co-Dx PCR Pro instrument. Used together, we believe these affordable tests and devices have the potential to revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multiplexing: Our existing multiplexed tests demonstrate that our Co-Primers-designed tests are able to test for multiple targets in the same sample without the distortion caused by false negatives and false positives that often occur in multiplexed tests.

Intellectual Property

Much of our future success and value depends on our proprietary technology, and therefore, our patent and intellectual property strategy is of critical importance. Currently, our flagship Co-Primers technology is covered by two U.S. patents titled “Cooperative primers, probes, and applications thereof” as well as by granted and pending foreign counterparts. We have another three U.S. patents directed to our earlier work in primer and assay designs. For more recent works, we have filed international and U.S. patent applications directed to “Methods and Compositions for Next Generation Sequencing (NGS) Library Preparation,” “Allele-Specific Design of Cooperative Primers for Improved Nucleic Acid Variant Genotyping,” “Methods and Compositions Related to Cooperative Primers and Reverse Transcription,” and “Systems, Methods, and Apparatus for Automated Self-Contained Biological Analysis” which is the basis of our at-home and point-of-care PCR platform. We intend to continue building our patent portfolio as development continues and resources are available.

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

Major Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the years ended December 31, 2024 and 2023, respectively. One customer accounted for approximately 31% of product revenue for the year ended December 31, 2024 and two customers accounted for approximately 27% of product revenue for the year ended December 31, 2023. Two granting agencies accounted for approximately 95% of grant revenue for the year ended December 31, 2024, and one granting agency accounted for 100% of grant revenue for the year ended December 31, 2023. These customers and granting agencies may not account for the same percentage of product revenue or grant revenue in future periods. If we were to sell nothing to those customers in the future, it would have a material adverse effect on our financial condition unless we were able to replace those customers with others.

Competition

The molecular diagnostics industry is extremely competitive. There are many firms that provide some or all of the products we provide and provide many diagnostic tests that we have yet to develop. Many of these competitors are larger than us and have significantly greater financial resources. Many of our competitors have a competitive advantage in the diagnostic testing industry because they also have other lines of business in the diagnostics, pharmaceutical, or biotech industries from which they derive revenues and for which they are well known and respected in the medical profession. Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful. In the diagnostic testing and POCT industries, we compete with such companies as BioMerieux, Siemens, Qiagen, Roche Diagnostics and Cepheid and with such pharmaceutical companies as Abbott Laboratories, Becton Dickinson and Johnson and Johnson. We also compete with companies from Asia in certain markets who are willing to sell their tests for much less than we sell our tests, which creates competitive price pressure on us in certain regions, particularly Asia and Latin America.

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

Government Regulation

In the United States, we are regulated by the FDA and our products must be approved, cleared, or authorized by the FDA before we are allowed to sell our tests in the United States as in vitro diagnostics. The FDA granted us an EUA to manufacture and sell our Logix Smart COVID-19 test to CLIA labs in the United States. The Company operates under an ISO 13485:2016 certified quality management system, relating to the design and manufacture of our medical device products. Being ISO certified greatly facilitates our applications for regulatory clearance, including CE marking, which allows us to sell any tests in most countries in Europe, South America and Asia, depending on the country and following that country’s registration process. We currently have CE markings issued for our Logix Smart COVID-19 test, tuberculosis test, our Zika virus test, a triplex test that tests for Zika, dengue, and chikungunya simultaneously, a triplex “ABC” test that identifies and distinguishes between Flu A, Flu B and Covid-19, our SARS-CoV-2 2-gene multiplex test, and our DS (Direct Saliva, extraction-free) COVID-19 test. In addition, our Logix Smart COVID-19 has received the required license to manufacture and sell in India from India’s CDSCO, and The National Epidemiology Institute in Mexico evaluated our Logix Smart COVID-19 and ABC tests and approved them for sale in Mexico. We have also received clearance to sell our Logix Smart COVID-19 test in Australia.

Employees

As of December 31, 2024, we had 132 full-time and part-time employees at our executive offices and lab facilities in Salt Lake City, Utah. We have engaged independent contractors to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

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

We have a limited operating history. We began operations in April 2013. Our accumulated retained earnings (deficit) were ($33.0 million) and $4.6 million as of December 31, 2024 and 2023, respectively. We do not have any way of predicting when or if we will achieve profitability in the future. Potential investors should be aware of the difficulties normally encountered by early commercial stage companies, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, obtaining regulatory approval of clearance to commercialize such tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we expect to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

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

Risks Related to Our Capital Resources and Impairments

We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We currently have limited committed sources of capital, and we have limited liquidity. Our cash, cash equivalents, and marketable investment securities as of December 31, 2024 were $29.7 million. We have entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler acting as our agent, under our prospectus supplement dated October 18, 2024. As of December 31, 2024, we have sold 314,707 shares of common stock under the ATM Agreement resulting in net proceeds to the Company of $0.2 million. We will require substantial future capital in order to continue operating our business, conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities.

If adequate funds to develop our product candidates and fund operations are not available on a timely basis, we may terminate or delay the development of one or more of our product candidates, or delay activities necessary to commercialize our product candidates. Additional funding may not be available to us on acceptable terms, or at all. Any additional equity financing, if available, may not be available on favorable terms and will most likely be dilutive to our current stockholders, and debt financing, if available, may involve more restrictive covenants. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations or could cause us to cease operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

Our report from our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph stating that our recurring losses from operations raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Raising additional capital by issuing securities or through debt financings or licensing arrangements will likely cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will likely be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

We received Emergency Use Authorization or EUA for our Logix Smart COVID-19 test in the US. For our existing EUA and any new EUA, the FDA may revoke any EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, which would adversely impact our ability to market our COVID-19 test in the United States.

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

If our existing EUAs are revoked prior to us having received regulatory approval to commercialize our COVID-19 test through a traditional pathway, we may not be able to obtain required clearances or approvals in a timely manner, or at all, and one or more of our competitors may obtain the necessary clearances or approvals for their products before we do. In addition, we would be required to cease our commercialization efforts, which would substantially and negatively impact our business. As a result, any such revocation could adversely impact our business, financial condition and results of operations.

In June 2024, we filed a 510(k) application with the FDA for our PCR platform which we withdrew in February 2025 as a result of discussions with the FDA. Our long-term success depends substantially on our ability to obtain regulatory clearance or approval and thereafter commercialize our product candidates; we cannot be certain that we will be able to do so in a timely manner or at all.

In June 2024, we filed a 510(k) application with the FDA for our PCR platform which we withdrew in February 2025 as a result of discussions with the FDA. The process of obtaining regulatory clearances or approvals to market a medical diagnostic from the FDA or similar regulatory authorities outside of the United States can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. The FDA’s 510(k) clearance process generally takes one to six months from the date of submission, depending on whether a special or traditional 510(k) premarket notification has been submitted, but can take significantly longer. An application for premarket approval, or PMA, must be submitted to the FDA if the device cannot be cleared through the 510(k) clearance process or is not exempt from premarket review by the FDA. The PMA process almost always requires one or more clinical trials and can take two to three years from the date of filing, or even longer.

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

We have been, currently are and may in the future become, involved in legal proceedings that could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. The types of legal proceedings we may be or become subject to include patent and other intellectual property claims, product liability claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and shareholder derivative actions, and other legal proceedings, investigations or claims. For example, we are currently parties to two securities class action claims and three derivative actions. Litigation and other legal proceedings are inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We obtain business insurance, including executive and corporate securities liability insurance to insure against such claims should they arise. The insurance we have in place for such events may prove to be inadequate to pay a damage award, we may have to pay the excess of this award out of our cash reserves, which could significantly harm our financial condition. A legal proceeding claim, even one without merit, could harm our reputation in the industry, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could harm our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for any of our products or other offerings, even if the regulatory or legal action is unfounded or not material to our operations. For additional information, see “Item 3. Legal Proceedings.”

General Risk Factors

The price of our common stock may fluctuate substantially.

The market price of our common stock may be subject to wide fluctuation in response to various factors, some of which are beyond our control. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sales or purchases of our common stock by our shareholders, executives, and directors;

●	our ability to obtain regulatory approval to commercialize our PCR platform on a timely basis or at all;

●	our ability to enter new markets;

●	actual or unanticipated fluctuations in our annual and quarterly financial results;

●	our ability to obtain financings to continue and expand our commercial activities, expand our manufacturing operations, conduct research and development activities including, but not limited to, human clinical trials, and other business activities;

●	our ability to secure resources and the necessary personnel to continue and expand our commercial activities, develop additional diagnostic tests, conduct clinical trials and gain approval for our diagnostic tests on our desired schedule;

●	commencement, enrollment or results of our clinical trials of our diagnostic tests or any future clinical trials we may conduct;

●	changes in the development status of our diagnostic tests;

●	any delays or adverse developments or perceived adverse developments with respect to review by the FDA or other similar foreign regulatory authorities of our planned clinical trials;

●	any delay in our submission for studies or test approvals or adverse regulatory decisions, including failure to receive regulatory approval or clearance for our diagnostic tests;

●	our announcements or our competitors’ announcements regarding new tests, enhancements, significant contracts, acquisitions or strategic investments;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, including future issuances of securities and sales of large blocks of common stock by our shareholders;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	competition from existing technologies and diagnostic tests or new technologies and diagnostic tests that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new diagnostic tests, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendations and changes in recommendations, price targets and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;

●	other events or factors, many of which may be out of our control.

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

We are a Utah corporation and the anti-takeover provisions of the Utah Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our Articles of Incorporation and Bylaws may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. Among other things, our Amended and Restated Articles of Incorporation and Bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors in response to a takeover attempt;

●	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the shareholders;

●	no right to cumulative voting;

●	limit who may call special meetings of shareholders

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

We incur substantial costs as a result of being a public company and are subject to the continued listing requirements of the NASDAQ Capital Market, our management expects to devote substantial time to public company compliance programs.

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

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “CODX”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders’ equity or net income or market value, public float, number of market makers and stockholders, market capitalization, and maintaining a minimum bid price of $1.00 per share.

On January 10, 2025, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”) stating that the bid price of our common stock for the previous 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company has a period of 180 calendar days, or until July 9, 2025 (the “Compliance Date”) to regain compliance with Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must close at $1 or more for a minimum of ten consecutive business days before the Compliance Date.

If the Company does not regain compliance with Rule 5550(a)(2) by July 9, 2025, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Staff will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting. We intend to actively monitor our bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Class Actions and Shareholder Derivative Suits

Gelt Securities Class Action (District of Utah)

On June 15, 2020, Gelt Trading Co. (“Gelt”) filed a lawsuit in the United States District Court for the District of Utah (“District of Utah”), against the Company and certain of our directors and officers, on behalf of itself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Gelt Litigation”). The complaint alleges that Co-Diagnostics and the individual defendants overstated the accuracy of the Company’s Logix Smart COVID-19 test in statements on April 30, 2020 and May 1, 2020, and that plaintiff suffered losses when the Company’s stock price dropped after public reports questioned the accuracy of the Logix Smart test on May 14, 2020. On July 15, 2020, plaintiff filed an amended complaint. On March 10, 2021, the court appointed Gelt as Lead Plaintiff, and on April 7, 2021, Lead Plaintiff filed a second amended complaint (“SAC”), which asserts the same Sections 10(b) and 20(a) claims against the same defendants on largely the same theory. On May 5, 2021, the defendants moved to dismiss the SAC. On March 9, 2022, the court entered a Decision & Order denying the motion to dismiss, but narrowing the challenged statements to only those made in the May 1, 2020 press release, and on April 13, 2022, the defendants filed an answer to the SAC. On October 17, 2022, Gelt filed a motion to certify the putative class, and on August 18, 2023, the court partially granted that motion, certifying a class of all those who purchased Co-Diagnostics securities between May 1, 2020 and May 14, 2020, dates inclusive, and who were damaged thereby. Fact and expert discovery are now closed, and the parties’ cross-motions for summary judgment and to exclude certain expert testimony are now fully briefed. The court held oral argument on those motions on February 21, 2025. On March 4, 2025 a judgment was issued granting the Company’s motion for summary judgment and denying Lead Plaintiff’s motion for partial summary judgment.

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

Stadium Capital Securities Class Action (Southern District of New York)

On August 16, 2022, Stadium Capital LLC (“Stadium”) filed a lawsuit in the United States District Court for the Southern District of New York, against Co-Diagnostics, Inc., and certain of our officers, on behalf of itself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that Co-Diagnostics and the individual defendants overstated the demand for the Company’s Logix Smart COVID-19 test in statements on May 12, 2022 and June 15, 2022, and that plaintiff suffered losses when the Company’s stock price dropped after the Company disclosed its financial results for the quarter ended June 30, 2022 in a press release on August 11, 2022. On September 19, 2022, a second plaintiff, Drew Lee, filed a similar complaint in the same court against the same defendants alleging essentially the same claims. On August 9, 2023, the court consolidated these two securities class actions into the Stadium action and appointed Stadium as lead plaintiff. On September 21, 2023, Stadium filed a consolidated amended complaint, and on October 20, 2023, defendants moved to dismiss. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss, and on April 19, 2024, the Court dismissed an additional claim. Fact discovery on the remaining claims closed on November 15, 2024, and expert discovery is currently underway. Dispositive motions are due March 21, 2025, and no trial date has yet been set. The defendants believe the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Commercial Litigation

Co-Diagnostics, Inc. v. Hukui Technology, Inc., et al. (Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 210902131, filed on April 21, 2021).

The Company filed a complaint against Defendants Hukui Technology, Inc., Hukui Tech, Inc., and Hukui Bio Co., Ltd (collectively, “Hukui”) seeking a declaratory judgment that the Company is not obligated to any of them in any amount. On August 24, 2021, Hukui filed their Answer and Counterclaim seeking damages on a number of theories, including breach of contract for letter agreements, breach of oral agreement, promissory estoppel, unjust enrichment, and interference with economic relations. Hukui requested a money judgment against the Company in an amount to be determined at trial. On September 20, 2021, Hukui filed their Unopposed Motion for Leave to Amend Answer to the Complaint, Affirmative Defenses, and Counterclaims and, on October 14, 2021, Hukui filed their Amended Answer and Counterclaims seeking damages on declaratory judgment, as well as breach of contract for letters of authorization, breach of oral agreement, promissory estoppel, unjust enrichment, and interference with economic relations. In 2022 the parties exchanged their initial disclosures, exchanged written discovery requests, and conducted a number of depositions on each side that were concluded in January 2023. On June 1, 2023 the Company filed a Motion for Summary Judgment asking the court for summary judgment on its sole claim for declaratory relief and for summary judgment with respect to all Hukui counterclaims. On November 7, 2023, the Court issued its decision and granted the Company summary judgment on its sole claim for declaratory relief and on all Hukui counterclaims. On December 22, 2023, Hukui filed a notice of appeal of the final judgment in its entirety with the Utah Supreme Court. The Utah Supreme Court subsequently issued an order transferring the case to the Utah Court of Appeals. Hukui has filed its brief in support of its efforts to overturn the Court’s order granting the Company’s motion for summary judgment. The Company has filed its reply brief in response to Hukui’s appellant brief. The Utah Court of Appeals has not ruled on Hukui’s appeal. The Company believes the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

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

After learning that the Company had initiated suit in Utah, and after learning of Company’s intent to serve it with process of that suit, on May 24, 2021, Pantheon filed a claim against the Company in the Royal Courts of Justice Group, Queens Bench Division, Claim No. QB-21-002245, stating that the Company owes Pantheon $2,860,809.79 for alleged breach of contract for failing to make payments purportedly due under a contract allegedly entered into on October 18, 2018. The Company has filed its response to Pantheon’s claim. The Company is being represented locally in the UK by Freshfields Bruckhaus Deringer LLP in that matter. The Company intends to vigorously defend against the UK claims and will seek to the full extent possible to enforce its rights under the Declaratory Judgment already obtained in Utah but there can be no assurances as to the outcome.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NASDAQ market under the symbol “CODX” since July 12, 2017.

Holders

As of March 21, 2025, the last reported sales price reported on NASDAQ for our common stock was $0.46 per share. As of March 21, 2025, we had approximately 154 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, proprietary approach to PCR test design of primer and probe structure (“Co-Primers®”) that dramatically reduces one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer amplification (false positives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests are cleared for use in clinical labs only and not for point-of-care or at-home use.

We are currently developing a unique, groundbreaking portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro™ instrument, our patent-pending diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform which has been designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first U.S. Food and Drug Administration (FDA) application for 510(k) clearance for the Co-Dx™ PCR Pro™ instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following productive engagement with the FDA related to the regulatory submission, the Company withdrew its 510(k) application. The decision to withdraw the submission was based on discussions with the FDA regarding the ability to detect a potential deterioration of one component of the test, related to shelf-life stability. Following dialogue with the FDA and exploring the various courses of action available, we determined that the best long-term solution would be to submit a version of the test that has been enhanced to address the matter raised in the 510(k) review process. The Company plans to submit the next iteration of the Co-Dx PCR COVID-19 test for 510(k) OTC clearance, following the collection of clinical evaluation data to support the new test’s performance. A new submission also allows the Company to incorporate more recent Co-Dx PCR platform developments into the COVID-19 test, which the Company believes will also help create greater operational and manufacturing efficiencies, such as consolidating manufacturing processes to utilize the next generation of test kits and instruments across all tests on the at-home and point-of-care Co-Dx PCR platform. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Technology

We believe our proprietary and patented molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically than some competitors, allowing for significant margins while still positioning ourselves as a low-cost provider of molecular diagnostics and screening services. For example, we were the first US-based company to receive a CE-marking for a COVID-19 test in early 2020, as we worked to help slow the spread of the pandemic through our global network of distributors covering clinical labs in more than 50 countries. Our Logix Smart® COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an in vitro diagnostic or IVD in countries that accept CE marking for regulatory clearance in a period of just over 30 days. This is a real-world example of how CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of SARS-CoV-2 or other viruses should they not be detectable using currently available tests.

In addition, continued development has demonstrated the unique properties of our Co-Primers technology that we believe makes it ideally suited for a variety of applications where specificity is key to optimal results, including multiplexing several targets, enhanced Single Nucleotide Polymorphism (“SNP”) detection and enrichment for next generation sequencing.

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

Our proprietary test design process involves identifying the optimal locations on the target genes for amplification and pairing the locations with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, we use the data resulting from our tests to verify whether we succeeded in designing what we intended. Verification involves a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our laboratory or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user needs.

Using our proprietary test design system and reagents, we have designed and obtained regulatory approval in the European Community and in India to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. In the United States, we obtained Emergency Use Authorization (“EUA”) for our Logix Smart® COVID-19 detection test from the FDA, and we sell that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been cleared for sale in countries such as the United Kingdom, Australia, India, and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers, including an OEM’s PCR instrument which we refer to here as the “Co-Dx Box”.

In addition to testing for infectious disease, Co-Primers technology lends itself to identifying any section of a DNA or RNA strand that describes any type of genetic trait, which creates several significant applications. We, in conjunction with our customers, have designed and licensed tests that identify genetic traits in plant and animal genomes. We also have commercialized three multiplexed tests to test mosquitos for the presence of diseases they carry, which enables municipalities to concentrate their efforts in managing mosquito populations in specific areas where mosquitos carrying deadly viruses are known to breed.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2024 and 2023

The table below provides a comparison of our operating results for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

	Years Ended December 31,		Year Change
	2024	2023	Change	%
Product revenue	$770,048	$991,473	$(221,425)	-22%
Grant revenue	3,145,112	5,820,565	(2,675,453)	-46%
Total revenue	3,915,160	6,812,038	(2,896,878)	-43%
Cost of revenue	999,124	4,184,949	(3,185,825)	-76%
Gross profit	2,916,036	2,627,089	288,947	11%
Operating expenses
Sales and marketing	4,483,339	6,860,815	(2,377,476)	-35%
General and administrative	16,157,152	14,279,441	1,877,711	13%
Research and development	20,979,589	22,962,593	(1,983,004)	-9%
Depreciation and amortization	1,377,266	1,230,474	146,792	12%
Total operating expenses	42,997,346	45,333,323	(2,335,977)	-5%
Loss from operations	(40,081,310)	(42,706,234)	2,624,924	-6%
Other income
Interest income, net	1,091,825	1,161,913	(70,088)	-6%
Realized gain on investments	870,745	2,243,059	(1,372,314)	-61%
Gain (loss) on disposition of assets	8,291	(2,578)	10,869	-422%
Gain on remeasurement of acquisition contingencies	714,876	1,092,581	(377,705)	-35%
Gain (loss) on equity method investment in joint venture	(186,067)	100,703	(286,770)	-285%
Total other income, net	2,499,670	4,595,678	(2,096,008)	-46%
Loss before income taxes	(37,581,640)	(38,110,556)	528,916	-1%
Income tax provision (benefit)	57,368	(2,777,691)	2,835,059	-102%
Net loss	$(37,639,008)	$(35,332,865)	$(2,306,143)	7%

Revenues

For the year ended December 31, 2024, we generated $3.9 million of revenue compared to revenue of $6.8 million in the year ended December 31, 2023. The decrease in revenue of $2.9 million was primarily due to lower grant revenues, as the majority of revenue for grants previously awarded was recognized in the prior year.

Cost of Revenues and Gross Profit

Cost of revenues decreased by $3.2 million from $4.2 million for the year ended December 31, 2023 to $1.0 million for the year ended December 31, 2024. Included within cost of revenues is a decrease of approximately $0.1 million for the year ended December 31, 2024, and an increase of approximately $2.8 million for the year ended December 31, 2023, related to reserves against certain raw materials and finished goods inventories. The initial recording of the reserves for obsolete inventory in the prior year, partially offset by the decrease in revenues in the current year, resulted in a higher gross margin percentage.

Operating Expenses

Total operating expenses were $43.0 million for the year ended December 31, 2024 compared to total operating expenses of $45.3 million for the year ended December 31, 2023. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, bad debt expense and expense related to development of and clinical trials for the Co-Dx PCR platform. These decreases were partially offset by increased personnel related and legal expenses.

Sales and marketing expenses for the year ended December 31, 2024 were $4.5 million compared to $6.9 million for the year ended December 31, 2023. The decrease of $2.4 million was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, consulting and professional services expenses, and personnel related expenses.

General and administrative expenses for the year ended December 31, 2024 were $16.2 million compared to $14.3 million for the year ended December 31, 2023. The increase of $1.9 million was primarily due to increased legal expenses, partially offset by decreases in stock-based compensation expense, bad debt expense, consulting and professional services expense, and insurance expense.

Research and development expenses for the year ended December 31, 2024 were $21.0 million compared to $23.0 million for the year ended December 31, 2023. The decrease of $2.0 million was primarily a result of decreased expenses related to development of and clinical trials for the Co-Dx PCR platform and stock-based compensation expense, partially offset by increases in personnel expense and professional services expense.

Other Income

Other income was $2.5 million for the year ended December 31, 2024, compared to other income of $4.6 million for the year ended December 31, 2023. The decrease in other income of $2.1 million was primarily due to a change in the fair value of contingent consideration liabilities, an increased loss related to the Company’s joint venture investment, and decreased realized gains from investments in marketable securities.

Net Loss

We realized a net loss for the year ended December 31, 2024 of $37.6 million compared to $35.3 million for the year ended December 31, 2023. The larger net loss of $2.3 million was primarily the result of decreases in grant revenue, changes in the fair value of acquisition contingencies, and decreases in realized gains from investments in marketable securities, partially offset by a decrease in operating expenses. Additionally, we recorded income tax expense of $0.1 million during the year ended December 31, 2024, compared to an income tax benefit of $2.8 million for the year ended December 31, 2023. The primary reason for the change in the provision for income taxes is a result of the Company now recording a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, we had cash and cash equivalents of $2.9 million and marketable investment securities of $26.8 million. We consider our marketable investment securities an important part of our liquidity and focus such investments in securities that can readily be converted into cash if needed. Additionally, our total current assets at December 31, 2024, were $32.3 million compared to total current liabilities of $7.3 million.

Net cash used in operating activities during the year ended December 31, 2024 was $29.2 million, compared to net cash used in operating activities of $22.1 million for the year ended December 31, 2023. The increase in cash used in operating activities was primarily due to decreases in revenue, grant funding, and realized gains on investments, and increases in cash-payable operating expenses.

Net cash provided by investing activities was $17.1 million for the year ended December 31, 2024, compared to net cash provided by investing activities of $15.4 million during the year ended December 31, 2023. The increase in cash provided by investing activities is primarily due to interest and realized gains related to marketable investment securities, as well as the redemption of certain investments as they matured.

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2024, compared to $1.4 million of cash used in financing activities for the year ended December 31, 2023. The cash provided by financing activities during 2024 relates to issuances of common stock, compared to cash used in financing activities for repurchases of outstanding common shares during 2023.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used our cash generated from those sales to fund the purchase of inventories and the development of our Co-Dx PCR Platform, and to pay our operating expenses.

Our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term. If needed, we expect additional investment capital to come from additional issuances of our common stock or other equity based securities with existing and new investors similar to those that have provided funding in the past. We have entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler acting as our agent, under our prospectus supplement dated October 18, 2024. As of December 31, 2024, we have sold 314,707 shares of common stock under the ATM Agreement resulting in net proceeds to the Company of $0.2 million.

Although we are seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to us on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to us, will most likely be dilutive to our current stockholders. If we are not able to obtain additional debt or equity financing on a timely basis, the impact on us will be material and adverse. These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Intangible Assets

The useful lives of intangible assets with definite lives are based on the expected number of years the asset will generate revenue or otherwise be used by us and the related amortization is based on the straight-line method. Goodwill, which has an indefinite life, is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include:

●	the assets’ ability to continue to generate income from operations and positive cash flow in future periods;

●	any volatility or significant decline in our stock price and market capitalization compared to our net book value;

●	loss of legal ownership or title to an asset;

●	significant changes in our strategic business objectives and utilization of our assets; and

●	the impact of significant negative industry or economic trends.

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

DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Co-Diagnostics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Co-Diagnostics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and negative operating cash flows and needs to obtain additional financing to finance its operations. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Intangible Assets

In December 2021 the Company acquired in-process research and development indefinite-lived intangible assets totaling $26,101,000. The Company assesses these assets for impairment at least annually or whenever events or changes in circumstances occur that may indicate impairment. The Company’s analysis for the year ended December 31, 2024, required significant judgment to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. As a result of their analysis, the Company determined there was no impairment as of year-end.

Auditing the Company’s annual impairment assessment was complex and highly judgmental due to the significant judgment required in determining whether it is more likely than not the in-process research and development indefinite-lived intangible assets are impaired. This required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence to evaluate management’s assessment in evaluating these indefinite-lived intangible assets for impairment. These procedures included among others: (1) evaluating management’s process for evaluating impairment, (2) evaluating the factors assessed by management (3) evaluating other relevant factors in making our own determination, and (4) evaluating and discussing considerations and conclusions made by management.

/s/ Tanner LLC

We have served as the Company’s auditor since 2023

Salt Lake City, Utah

March 27, 2025

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$2,936,544	$14,916,878
Marketable investment securities	26,811,098	43,631,510
Accounts receivable, net	132,570	303,926
Inventory, net	1,072,724	1,664,725
Income taxes receivable	-	26,955
Prepaid expenses and other current assets	1,338,762	1,597,114
Total current assets	32,291,698	62,141,108
Property and equipment, net	2,761,280	3,035,729
Operating lease right-of-use asset	2,114,876	2,966,774
Intangible assets, net	26,101,000	26,403,667
Investment in joint venture	731,065	773,382
Total assets	$63,999,919	$95,320,660
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,294,254	$1,482,109
Accrued expenses	2,562,169	2,172,959
Operating lease liability, current	915,619	838,387
Contingent consideration liabilities, current	502,819	891,666
Deferred revenue	40,857	362,449
Total current liabilities	7,315,718	5,747,570
Long-term liabilities
Income taxes payable	713,643	659,186
Operating lease liability	1,236,560	2,152,180
Contingent consideration liabilities	422,080	748,109
Total long-term liabilities	2,372,283	3,559,475
Total liabilities	9,688,001	9,307,045
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,902,222 shares issued and 33,053,544 shares outstanding as of December 31, 2024 and 36,108,346 shares issued and 31,259,668 shares outstanding as of December 31, 2023	37,902	36,108
Treasury stock, at cost; 4,848,678 shares held as of December 31, 2024 and December 31, 2023, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	102,472,210	96,808,436
Accumulated other comprehensive income	418,443	146,700
Accumulated earnings (deficit)	(33,040,842)	4,598,166
Total stockholders’ equity	54,311,918	86,013,615
Total liabilities and stockholders’ equity	$63,999,919	$95,320,660

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
Product revenue	$770,048	$991,473
Grant revenue	3,145,112	5,820,565
Total revenue	3,915,160	6,812,038
Cost of revenue	999,124	4,184,949
Gross profit	2,916,036	2,627,089
Operating expenses
Sales and marketing	4,483,339	6,860,815
General and administrative	16,157,152	14,279,441
Research and development	20,979,589	22,962,593
Depreciation and amortization	1,377,266	1,230,474
Total operating expenses	42,997,346	45,333,323
Loss from operations	(40,081,310)	(42,706,234)
Other income, net
Interest income, net	1,091,825	1,161,913
Realized gain on investments	870,745	2,243,059
Gain (loss) on disposition of assets	8,291	(2,578)
Gain on remeasurement of acquisition contingencies	714,876	1,092,581
Gain (loss) on equity method investment in joint venture	(186,067)	100,703
Total other income, net	2,499,670	4,595,678
Loss before income taxes	(37,581,640)	(38,110,556)
Income tax provision (benefit)	57,368	(2,777,691)
Net loss	$(37,639,008)	$(35,332,865)
Other comprehensive loss
Change in net unrealized gains on marketable securities, net of tax	271,743	(146,440)
Total other comprehensive income (loss)	$271,743	$(146,440)
Comprehensive loss	$(37,367,265)	$(35,479,305)

Loss per common share:
Basic and Diluted	$(1.24)	$(1.20)
Weighted average shares outstanding:
Basic and Diluted	30,335,350	29,346,599

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2022	-	$-	34,754,265	$34,754	$(14,211,866)	$88,472,935	$293,140	$39,931,031	$114,519,994
Stock-based compensation expense	-	-	1,354,081	1,354	-	8,335,501	-	-	8,336,855
Repurchases of common stock	-	-	-	-	(1,363,929)	-	-	-	(1,363,929)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(146,440)	-	(146,440)
Net loss	-	-	-	-	-	-	-	(35,332,865)	(35,332,865)
Balance as of December 31, 2023	-	$-	36,108,346	$36,108	$(15,575,795)	$96,808,436	$146,700	$4,598,166	$86,013,615
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	314,707	315	-	230,349	-	-	230,664
Stock-based compensation expense	-	-	1,479,169	1,479	-	5,433,425	-	-	5,434,904
Repurchases of common stock	-	-	-	-	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	271,743	-	271,743
Net loss	-	-	-	-	-	-	-	(37,639,008)	(37,639,008)
Balance as of December 31, 2024	-	$-	37,902,222	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,040,842)	$54,311,918

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(37,639,008)	$(35,332,865)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,377,266	1,230,474
Stock-based compensation expense	5,434,904	8,336,855
Change in fair value of acquisition contingencies	(714,876)	(1,092,581)
Non-cash lease expense	13,510	47,992
Realized gain on investments	(870,745)	(2,243,059)
(Gain) loss from equity method investment	186,067	(100,703)
(Gain) loss on disposition of assets	(8,291)	2,578
Deferred income taxes	-	(2,417,987)
Provision for (recoveries of) credit losses	(15,035)	612,809
Inventory obsolescence expense	326,512	3,233,281
Changes in assets and liabilities:
Accounts receivable	186,391	2,536,988
Prepaid expenses and other assets	412,056	1,082,536
Inventory	265,489	413,140
Deferred revenue	(321,592)	362,449
Income taxes payable	54,457	(522,098)
Accounts payable, accrued expenses and other liabilities	2,157,850	1,768,326
Net cash used in operating activities	(29,155,045)	(22,081,865)
Cash flows from investing activities
Purchases of property and equipment	(748,352)	(1,365,306)
Proceeds from maturities of marketable investment securities	58,765,487	127,251,619
Purchases of marketable securities	(40,802,588)	(110,497,444)
Investment in joint venture	(143,750)	-
Net cash provided by investing activities	17,070,797	15,388,869
Cash flows from financing activities
Repurchases of common stock	-	(1,363,929)
Issuance of common stock related to at-the-market offering, net of offering costs	103,914	-
Net cash provided by (used in) financing activities	103,914	(1,363,929)
Net decrease in cash and cash equivalents	(11,980,334)	(8,056,925)
Cash and cash equivalents at beginning of period	14,916,878	22,973,803
Cash and cash equivalents at end of period	$2,936,544	$14,916,878
Supplemental disclosure of cash flow information
Income taxes paid	$-	$55,975
Supplemental disclosure of non-cash investing and financing transactions
Inventory moved to property, plant and equipment	$-	$673
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$3,203,146
Receivable from issuance of common stock, collected in 2025	$126,750	$-

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 1 – Overview and Basis of Presentation

Description of Business

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), is a molecular diagnostics company that develops, manufactures and markets state-of-the-art diagnostics technologies. The Company’s technologies are utilized for tests that are designed using the detection and/or analysis of nucleic acid molecules (DNA or RNA). The Company also uses its proprietary technology to design specific tests for its Co-Dx™ PCR platform and to locate genetic markers for use in applications other than infectious disease. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers as self-contained lab systems.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. Based on the Company’s cash, cash equivalents, and short-term investments as of December 31, 2024, the Company’s current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through equity financing, including through selling shares under the Company’s ATM Agreement, seeking additional grant funding, and through operational efficiencies. Our ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.

The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our consolidated statements of operations and comprehensive loss. Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements. All material long-lived assets are based in the United States.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of December 31, 2024 and December 31, 2023. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for credit losses for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At December 31, 2024 total accounts receivable was $242,625 with an allowance for uncollectable accounts of $110,055 resulting in a net amount of $132,570. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926. At December 31, 2022 total accounts receivable was $6,552,249 with an allowance for uncollectable accounts of $3,098,526 resulting in a net amount of $3,453,723.

Equity-Method Investments

Our equity-method investments are initially recorded at cost and are included in other long-term assets in the accompanying consolidated balance sheet. We adjust the carrying value of our investment based on our share of the earnings or losses in the periods which they are reported by the investee until the carrying amount is zero. The earnings or losses are included in other income in the accompanying consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At December 31, 2024, the Company had $1,072,724 in inventory, of which $567,281 was finished goods and $505,443 was raw materials. At December 31, 2023, the Company had $1,664,725 in inventory, of which $700,467 was finished goods and $964,258 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $54,987 and $2,760,011 related to the change in inventory reserves during the years ended December 31, 2024 and 2023, respectively.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized grant funding revenue of $3.1 million and $5.8 million during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, respectively, the Company has also recorded $0.1 million and $0.3 million of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

Deferred Revenue

Deferred revenue primarily consists of payments received from customers prior to the Company fulfilling its performance obligation of providing the product. When this occurs, the Company records a contract liability as deferred revenue. Deferred revenue is recognized as revenue as the related performance obligations are satisfied.

Research and Development

Research and development costs are expensed when incurred. The Company recorded $20,979,589 and $22,962,593 of research and development costs for the years ended December 31, 2024 and 2023, respectively.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares outstanding during each period.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased by common shares that could be issued upon conversion or exercise of other outstanding securities to the extent those additional common shares would be dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net loss per share by application of the treasury stock method. During periods when the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are anti-dilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains and losses on marketable securities, net of income taxes.

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the years ended December 31, 2024 and 2023, respectively. One customer accounted for approximately 31% of product revenue for the year ended December 31, 2024 and two customers accounted for approximately 27% of product revenue for the year ended December 31, 2023. Two granting agencies accounted for approximately 95% of grant revenue for the year ended December 31, 2024, and one granting agency accounted for 100% of grant revenue for the year ended December 31, 2023.

Two customers accounted for more than 10% of accounts receivable at December 31, 2024, and three customers accounted for more than 10% of accounts receivable at December 31, 2023. These customers together accounted for approximately 94% and 97% of accounts receivable at December 31, 2024 and 2023, respectively.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for full year 2024 reporting, and for interim reporting beginning in 2025. The adoption of this ASU did not change the way the Company evaluates its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose annually additional information related to the company’s income tax rate reconciliation and income taxes paid during the period. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for the Company for full year 2025 reporting. The Company does not expect a material impact on its consolidated financial statements related to ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for the Company for full year 2027 reporting. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	December 31, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$2,936,544	$-	$2,936,544	$2,936,544	$-
Level 2:
U.S. treasury securities	26,392,655	418,443	26,811,098	-	26,811,098
Subtotal	26,392,655	418,443	26,811,098	-	26,811,098
Total	$29,329,199	$418,443	$29,747,642	$2,936,544	$26,811,098

	December 31, 2023
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$4,317,449	$-	$4,317,449	$4,317,449	$-
Level 1:
Money market funds	10,599,429	-	10,599,429	10,599,429	-
Subtotal	10,599,429	-	10,599,429	10,599,429	-
Level 2:
U.S. treasury securities	43,484,810	146,700	43,631,510	-	43,631,510
Subtotal	43,484,810	146,700	43,631,510	-	43,631,510
Total	$58,401,688	$146,700	$58,548,388	$14,916,878	$43,631,510

Marketable investment securities held as of December 31, 2024 mature over the next 12 months.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$441,000	$-	$-	$441,000
Marketable securities (U.S. treasury bills and notes)	-	26,811,098	-	26,811,098
Total assets measured at fair value	$441,000	$26,811,098	$-	$27,252,098
Liabilities:
Contingent consideration - common stock	$-	$-	$743,794	$743,794
Contingent consideration - warrants	-	-	181,105	181,105
Total liabilities measured at fair value	$-	$-	$924,899	$924,899

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$13,806,864	$-	$-	$13,806,864
Marketable securities (U.S. treasury bills and notes)	-	43,631,510	-	43,631,510
Total assets measured at fair value	$13,806,864	$43,631,510	$-	$57,438,374
Liabilities:
Contingent consideration - common stock	$-	$-	$1,318,995	$1,318,995
Contingent consideration - warrants	-	-	320,780	320,780
Total liabilities measured at fair value	$-	$-	$1,639,775	$1,639,775

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit and U.S. treasury bills and notes as of December 31, 2024 and 2023, respectively.

In connection with previous acquisitions, the Company recorded a liability for contingent consideration in the form of shares of common stock and warrants to purchase common stock, both to be issued when certain milestones are achieved. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2023	$1,639,775
Change in fair value of contingent consideration issued for business acquisitions	(714,876)
Fair value as of December 31, 2024	$924,899

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

	December 31, 2024	December 31, 2023
Stock price	$0.75	$1.33
Strike price	$9.13	$9.13
Volatility	246.4%	187.5%
Risk-free rate	4.3%	4.0%
Expected term (years)	2.0	3.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Useful Lives in years	2024	2023
Lab equipment	3 - 5	$4,920,781	$4,545,908
Leasehold improvements	0 - 5	947,674	548,648
Office equipment, furniture and other	2 - 5	173,668	173,668
Less accumulated depreciation and amortization		(3,280,843)	(2,232,495)
Fixed assets, net		$2,761,280	$3,035,729

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	December 31, 2024
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

	December 31, 2023
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$ 26,101,000	$-	$26,101,000
Non-competition agreements	2.7	1,094,000	(791,333)	302,667
Total intangible assets		$27,195,000	$(791,333)	$26,403,667

(1)	Based on weighted-average useful life established as of the acquisition date.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Payroll liabilities	$820,621	$1,643,186
Legal fees	1,666,914	503,890
Other accrued liabilities	74,634	25,883
Total accrued expenses	$2,562,169	$2,172,959

Note 8 – Revenue

The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2024	2023
United States
Product revenue	$378,212	$659,618
Grant revenue	3,145,112	5,820,565
Total United States	3,523,324	6,480,183
Rest of World
Product revenue	391,836	331,855
Grant revenue	-	-
Total Rest of World	391,836	331,855
Total	$3,915,160	$6,812,038
Percentage of revenue by area:
United States	90%	95%
Rest of World	10%	5%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the year ended December 31, 2024 were as follows:

Balance as of December 31, 2022	$-
Increase due to prepayments from customers	32,570
Increase due to grant funding awarded	329,879
Balance as of December 31, 2023	$362,449
Revenue recognized included in deferred revenue balance at the beginning of the period	(301,972)
Decrease due to reclassification of previously deferred amounts	(19,620)
Balance as of December 31, 2024	$40,857

Note 9 – Loss per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Numerator
Net loss, as reported	$(37,639,008)	$(35,332,865)

Denominator
Weighted average shares, basic	30,335,350	29,346,599
Dilutive effect of stock options, warrants and RSUs	-	-
Shares used to compute diluted loss per share	30,335,350	29,346,599

Basic loss per share	$(1.24)	$(1.20)
Diluted loss per share	$(1.24)	$(1.20)

The computation of diluted loss per share for the years ended December 31, 2024 and December 31, 2023 also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the years ended December 31, 2024 and 2023, respectively, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of December 31, 2024, consisting of: (i) 1,475,646 restricted stock units and (ii) 532,112 options and warrants, and potentially dilutive securities as of December 31, 2023, consisting of: (i) 2,618,362 restricted stock units and (ii) 512,112 options.

Note 10 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. The number of awards available for issuance under the Incentive Plan was 3,061,949 at December 31, 2024.

Stock Options

The following table summarizes option activity during the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	1,040,572	$2.19	$1.37	5.88
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised		-	-
Outstanding at December 31, 2023	1,040,572	$2.19	$1.37	4.89
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2024	1,040,572	$2.19	$1.37	3.88

Exercisable at December 31, 2024	1,040,572	$2.19	$1.37	3.88

There were no options exercised during the years ended December 31, 2024 and 2023, respectively. The aggregate intrinsic value of outstanding options at December 31, 2024 and 2023 was approximately $0 and $0.2 million, respectively. As of December 31, 2024, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the years ended December 31, 2024 and 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,426,725	$6.95
Granted	1,948,750	1.92
Vested	(1,354,081)	6.17
Forfeited/Cancelled	(95,897)	6.16
Unvested at December 31, 2023	2,925,497	$3.99
Granted	1,555,000	1.11
Vested	(1,479,169)	4.30
Forfeited/Cancelled	(259,012)	4.04
Unvested at December 31, 2024	2,742,316	$2.50

As of December 31, 2024, there was $4.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table summarizes warrant activity during the years ended December 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	485,000	$8.81	$2.43	4.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2023	485,000	$8.81	$1.29	3.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2024	485,000	$8.81	$1.00	2.0

There were no warrants exercised during the years ended December 31, 2024 and 2023, respectively. The aggregate intrinsic value of outstanding warrants at December 31, 2024 was approximately $0.

The total number of warrants exercisable at December 31, 2024 is 20,000. The ability to exercise the approximately 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Years Ended December 31,
	2024	2023
Cost of sales	$20,831	$46,586
Sales and marketing	1,068,175	2,153,974
General and administrative	3,985,281	4,933,822
Research and development	360,617	1,202,473
Total stock-based compensation expense	$5,434,904	$8,336,855

Note 11 – Income Taxes

The components of the provision (benefit) for income taxes consist of the following for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Current:
Federal	$40,031	$84,435
State	17,337	(540,240)
Total current	$57,368	$(455,805)
Deferred:
Federal	(7,610,511)	(7,228,611)
State	(394,244)	(2,068,509)
Change in valuation allowance	8,004,755	6,975,234
Total deferred	-	(2,321,886)
Total income tax provision (benefit)	$57,368	$(2,777,691)

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax expense, net of federal tax benefit	0.4%	1.6%
Permanent differences:
- Stock based compensation	-2.0%	-3.5%
- Contingent consideration remeasurement	0.4%	0.6%
- Other permanent differences	-0.2%	-0.2%
Research and development credits	1.8%	4.6%
Change in tax rate	0.0%	0.0%
Change in uncertain tax positions	-0.3%	1.2%
Change in valuation allowance	-21.3%	-18.3%
Other	-0.0%	0.3%
Effective income tax rate	-0.2%	7.3%

Net deferred tax liabilities consist of the following components as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Accrued liabilities	$44,364	$58,158
Reserves and allowances	643,206	734,631
Deferred compensation	638,454	620,551
Section 174 costs	9,372,153	7,337,629
Lease liability	491,744	742,131
UNICAP	20,846	43,943
Net operating loss carryforwards	8,552,938	4,040,601
Research and development credits	2,314,332	1,688,255
Other	196	-
Total gross deferred tax assets	22,078,233	15,265,899
Less valuation allowance	(14,884,382)	(6,938,829)
Total deferred tax assets	7,193,851	8,327,070
Deferred tax liabilities:
Property and equipment, net	(418,148)	(672,416)
Intangibles, net	(5,963,713)	(6,552,255)
Prepaids	(233,162)	(329,768)
Right of use asset	(483,220)	(736,226)
Other comprehensive income	(95,608)	(36,405)
Total deferred tax liabilities	(7,193,851)	(8,327,070)

Net deferred tax liability	$-	$-

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations for the three-year period ended December 31, 2024. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at December 31, 2024, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of December 31, 2024, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $14.9 million at December 31, 2024 and $6.9 million at December 31, 2023.

At December 31, 2024, the Company had federal net operating loss carryforwards of $37.6 million and federal research and development credit carryforwards of $2.0 million. The net operating losses have an indefinite carryforward period. If not utilized, the credits will begin to expire in 2043. At December 31, 2024, the Company had state net operating loss carryforwards of $14.9 million and $0.9 million of state research and development credit carryforwards. Of the total state net operating losses, approximately $10.8 million are attributable to Utah. All of the Utah net operating losses are carried forward indefinitely. The remaining state net operating loss carryforwards are attributable to various other states and begin to expire in 2044. If unused, the state research credit carryforward will expire in 2036.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Our unrecognized tax benefit balances included $1,200,035 at December 31, 2024 and $1,078,431 at December 31, 2023 of tax positions that, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions. During the next 12 months, the Company anticipates that approximately $508,000 of previously unrecognized tax benefits, inclusive of interest and penalties, will be recognized due to the expiration of the applicable statutes of limitations. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

	December 31,
	2024	2023
Unrecognized tax benefits at the beginning of the year	$1,078,431	$1,469,577
Gross increases - current year tax positions	137,527	273,569
Gross increases - prior year tax positions	51,225	66,127
Gross decreases - prior year tax positions	(67,148)	(730,842)
Unrecognized tax benefits at end of year	$1,200,035	$1,078,431

Interest and penalties in year-end balance	$128,783	$100,162

The Company is subject to taxation in the United States and other state jurisdictions. The tax years from December 31, 2021 through December 31, 2024 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority.

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

For the years ended December 31, 2024 and 2023, respectively, components of lease expense are summarized as follows:

	Years Ended December 31,
	2024	2023
Operating lease costs	$1,019,500	$813,743
Short-term lease costs	54,289	198,261
Total lease costs	$1,073,789	$1,012,004

As of December 31, 2024, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2025	$1,018,383
2026	714,630
2027	300,591
2028	308,462
Total lease payments	2,342,066
Less: imputed interest	189,887
Present value of operating lease liabilities	2,152,179
Less: current portion	915,619
Long-term portion	$1,236,560

Other information related to operating leases was as follows:

Year Ended December 31, 2024
Cash paid for operating leases included in operating cash flows	$1,050,279
Remaining lease term of operating leases	2.8
Discount rate of operating leases	6.2%

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. There were no shares repurchased under this program during the year ended December 31, 2024.

Note 14 – At-the-Market Agreement

We have entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler acting as our agent, under our prospectus supplement dated October 18, 2024. As of December 31, 2024, we have sold 314,707 shares of common stock under the ATM Agreement resulting in net proceeds to the Company of $0.2 million, of which $0.1 million was recorded in other current assets as of December 31, 2024 and subsequently collected in January 2025. As of December 31, 2024, the Company has up to $16.9 million remaining in aggregate gross proceeds that can be issued through the ATM Agreement.

Note 15 – Related Party Transactions

The Company employs two employees who are related to current or former executive officers. Seth Egan, the Company’s Chief Commercialization Officer, and Winston Egan, the Company’s Director of Customer Experience, are each sons of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2024, total compensation paid to Seth Egan, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $0.4 million, and total compensation paid to Winston Egan, including consulting fees, salaries, and bonuses, was $0.1 million.

Prior to the acquisition of Advanced Conceptions by the Company in December 2021, the Company’s President, Richard Abbott was serving as President of Advanced Conception. At the time of the acquisition, Mr. Abbott was an indirect shareholder of Advanced Conceptions, Inc. through his fifty percent (50%) ownership interest in Whiteknob LLC. Whiteknob LLC owned 71.61% of Advanced Conceptions at the time of the acquisition. The terms of the acquisition agreement between the Company and Advanced Conceptions include the opportunity for Whiteknob LLC to earn an additional 507,386 common shares and an additional 166,503 common stock purchase warrants of Co-Diagnostics upon the achievement of certain milestones. Should those milestone events be achieved Mr. Abbott would have a fifty percent (50%) interest in the common shares and common stock purchase warrants.

In August 2023, the Company entered into a services agreement with CoSara, the Company’s equity method investment, under which CoSara provides certain research and development consulting and support services. During the years ended December 31, 2024 and 2023, respectively, the Company recognized $0.6 million and $0.2 million of expense related to this agreement.

Note 16 – Subsequent Events

On January 10, 2025, the Company received a notice from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”) stating that the bid price of our common stock for the previous 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company has a period of 180 calendar days, or until July 9, 2025 (the “Compliance Date”) to regain compliance with Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must close at $1 or more for a minimum of ten consecutive business days before the Compliance Date.

If the Company does not regain compliance with Rule 5550(a)(2) by July 9, 2025, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Staff will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting. We intend to actively monitor our bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation, management has concluded that our disclosure controls and procedures are effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this evaluation, management determined that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 25, 2025. The following is information on the business experience of each director and executive officer now serving and a discussion of the qualifications, attributes and skills that led to the board of directors’ conclusion that each one is qualified to serve as a director or as an executive officer as the case may be. Executive officers serve at the discretion of the board of directors.

Name	Age	Position
Dwight Egan	71	Chief Executive Officer, President and Chairman of the Board
Brian Brown	49	Chief Financial Officer and Secretary
Richard Abbott	53	President
Eugene Durenard	55	Director
James Nelson	72	Director
Richard Serbin	80	Director
Edward Murphy	60	Director

The following is a brief summary of the background of each of our executive officers.

Dwight Egan serves as our Chief Executive Officer and has been an officer and director of the Company since April 2013. Mr. Egan has been engaged in private investment business from February 1999 to the present. He was a senior executive at Data Broadcasting Corporation, a leading provider of wireless, real-time financial market data, news and sophisticated fixed- income portfolio analytics to 27,000 individual and professional investors from 1995 to 1999. He co-founded and served as CEO and Chairman of the Board of Broadcast International, Inc. from 1984 to 1995, when Data Broadcasting Corporation acquired Broadcast International and created CBS MarketWatch, a leading financial news site and participated in its initial public offering. Mr. Egan’s prior experience in executive leadership positions with public companies and working with capital markets qualifies him to serve as our Chairman Chief Executive Officer.

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

Richard Abbott has served as President of Co-Diagnostics since March 2024. Prior to being appointed as President, from January 2021 to March 2024, Mr. Abbott served as President of Advanced Conceptions, Inc., a privately held medical device company focused on the design of automated instruments that solve challenging cross-disciplinary problems. Advanced Conceptions is a wholly owned subsidiary of Co-Diagnostics, Inc. From September 2018 to January 2021, Mr. Abbott was a partner in SaltRidge, LLC through which he provided management services to Advanced Conceptions and other consulting services. From August 2017 to August 2018, he served as the Chief Technology Officer for privately held Vilicus, a cloud centered network provider of IoT devices for indoor agriculture. From October 2016 to July 2017, Mr. Abbott served as the Chief Technology Officer for Fenome, a private company focused on the manipulation of phenotypic expression of indoor agriculture crops via environmental control during growth and fruiting. Mr. Abbott holds a Master of Business Administration from The Wharton School and a Master of Science, Mechanical Engineering and a Bachelors Mechanical Engineering from Brigham Young University.

The following is a brief summary of the background of each of our directors:

Eugene Durenard has been a member of our board of directors since June 2019. Dr. Durenard is the Founder and CEO of Hyperbolic Holdings, a Swiss-based holding, management consulting and strategy advisory company specialized in healthcare. For the last 7 years he has been working with family offices on direct investments and philanthropy focused on life sciences. He serves on the advisory board of several private companies in the biotech and MedTech sectors. After an initial career in proprietary research and trading at Salomon Brothers and Credit Suisse in London, he co-founded Orion Investment Management in Bermuda specializing in quantitative asset and liability management for institutions and private clients. He subsequently sold it to Capital G Bank and co-headed their asset management. Dr. Durenard spent several years establishing personal connections with representatives of 40+ clusters of life science innovation, families operating healthcare businesses and industry leaders globally. He regularly visits labs and incubators, meets with leading scientists and innovators in order to keep abreast of current trends and developments. His advice is based on a thorough analysis that combines in-depth knowledge of science, competitive forces and financial expertise. He has published several articles in asset-liability management industry magazines as well as the book “Professional Automated Trading — Theory and Practice” (Wiley 2013). He has a PhD in Mathematics from Harvard University. Dr. Durenard brings a thorough multi-asset class investment and entrepreneurial experience spanning 25 years to the Company’s board of directors. We believe that Mr. Durenard’s knowledge of accounting and finance and his extensive experience in the life science industry greatly benefits the Board.

James Nelson has been a member of our board of directors since June 2019. Mr. Nelson is the retired Chairman and CEO of Sunworks, Inc., a NASDAQ traded commercial, agriculture, and residential solar Integrator which he helped found in October 2010. Mr. Nelson spent most of his career working in private equity as a general partner with Peterson Partners and with Millennial Capital Partners. In addition to his investment and financial responsibilities, he served as CEO of two of his firms’ portfolio companies. Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic, where he managed company-wide marketing, as well as the company’s international expansion initiative. He was also general manager for Banana Republic’s catalog division. He was Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion-dollar food service company. Mr. Nelson began his executive career over 35 years ago at Bain and Company, a business strategy consulting firm, where he managed teams of consultants on four continents. Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate. Mr. Nelson’s advice to the board of directors from his experiences as a chief executive officer, strategic advisor and knowledge of capital markets greatly benefits our Board of Directors.

Richard Serbin has been a member of our board of directors since May 2017. Mr. Serbin currently serves as a consultant to many companies in the healthcare industry. Since January 2024, he has served as Chairman of the Board of Directors of Platform Pharmaceuticals. He was the President of Corporate Development and In-House Legal Counsel at Life Science Institute, LLC, from June 1, 2013 to July 15, 2014. He served as Director at Viropro Inc. from May 2013 to June 2014. He was Head of Business Advisory Board at Mazal Plant Pharmaceuticals Inc. from October 2006 to September 2007 and also served as its Member of Business Advisory Board. He served as Chief Executive Officer of Optigenex Inc. from July 2002 to September 15, 2005 and a director from July 2004 to September 2005. From January 1999 until July 2002 Mr. Serbin served as a consultant to various pharmaceutical companies. He served as the President of Bradley Pharmaceuticals. He served as Vice President of Corporate Development at Ortho Pharmaceuticals, a Johnson & Johnson subsidiary, and practiced Patent and FDA law at Revlon Johnson & Johnson and Schering-Plough. He served as Patent Attorney for Schering Plough Corporation and Chief FDA Counsel for Revlon Corporation and Johnson and Johnson Corporation. Subsequently, he worked at Revlon Corporation, as its Chief Food, Drug and Cosmetic Counsel. He founded Radius Scientific Corporation. He was J&J’s Vice President of Corporate Development, and later led a successful public offering venture based on technology developed at Stanford Medical School. Mr. Serbin spent a large portion of his career focusing on international markets and clients. While at J&J, Mr. Serbin served on the board of directors of 16 US and international subsidiary companies, including Ethicon, Ortho, J&J Consumer Products, Pittman-Moore, Mc Neil, and J&J Development Corporation. He worked on multiple international acquisitions and strategic relationships, and sat on the board of directors of several of its international subsidiaries, including those in India, Hong Kong, Japan, Taiwan, Germany, and England. Mr. Serbin has a B.S. and a B. Pharmacy from Rutgers University and Rutgers University College of Pharmacy, a J.D. degree from Seton Hall Law School and a Master’s Degree in Trade Regulations and Law from NYU Law School. Mr. Serbin’s experience in business, law and medicine and knowledge gained as an advisor to the healthcare industry greatly benefits our Board of Directors, and is critical to our board of directors as we continue to commercialize our products.

Edward Murphy has been a member of our board of directors since June 2019. Since December 1999, Mr. Murphy has served as a senior vice president and a partner of Dover Investments Ltd., a private investment firm. Throughout his career, Mr. Murphy’s duties have included investment analysis of various types of investment projects in real estate and financial services. Currently, Mr. Murphy serves on the board of directors of several Canadian and American publicly reporting companies that have interests in various industries. He has been a Director at Empire Minerals Corporation Inc. since January 2016, at the Mosport Park Entertainment Corporation from April 30, 1997 until it became Digicrypts Blockchain Solutions Inc. in June 2011 until he resigned in November 2022, at Lakefield Marketing Corporation since February 2018, CEO/CFO and Director of Credo Resources Inc. since September 2019, and at Essex Oil Ltd. since July 2021, and at Darkhorse Technologies Ltd. since November 2021. He served as a Director at Aurquest Resources from May 2003 to December 2017. He has also served as Director at E Ventures Inc. since April 2023. Mr. Murphy’s experience in the capital markets and his involvement in investment analysis greatly benefits our Board of Directors.

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

Board and Committee Matters

Our board of directors has five members. The Chairman of the Board and our Chief Executive Officer, Dwight Egan, is a member of the board and is a full-time employee of the Company. Eugene Durenard, Edward Murphy, James Nelson and Richard Serbin are non-employee directors, and the board has determined that these persons (who constitute a majority of the board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The board met seven times during the year ended December 31, 2024. All directors attended more than seventy-five percent (75%) of the meetings of the board and committee meetings of which such director was a member held during 2024.

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

Audit Committee and Financial Expert

Our audit committee currently is comprised of Messrs. Durenard, Nelson, Murphy and Serbin with Mr. Durenard serving as chairperson of the audit committee. The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures. The board of directors has adopted a written audit committee charter. A current copy of the audit committee charter is available to security holders on our website at www.codiagnostics.com. Our board has determined that all our directors that are serving on the audit committee are “independent” under the definition of independence in the Marketplace rules of the NASDAQ listing standards. The Audit Committee met four times during the year ended December 31, 2024. All committee members attended more than seventy-five percent (75%) of the meetings of the Audit Committee held during 2024.

Our board of directors has determined that Mr. Durenard meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Serbin, Nelson, Murphy and Durenard with Mr. Serbin serving as chairperson of the compensation committee. The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans. The board of directors has adopted a written compensation committee charter. A current copy of the compensation committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined that all of our directors serving on the compensation committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Compensation Committee met two times as a separate committee in 2024.

Corporate Governance Committee

Our Corporate Governance Committee currently includes Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Nelson serving as chairperson of the Corporate Governance Committee. Among other items, the committee is tasked by the board of directors to develop and recommend to the board the Corporate Governance Guidelines of the Company and oversee compliance therewith. A current copy of the Corporate Governance committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the Corporate Governance committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Corporate Governance Committee did not meet as a separate committee in 2024, but rather, because the committee is comprised of all four independent directors, committee matters were addressed as necessary in meetings of the board the year ended December 31, 2024.

Nominating Committee

Our Nominating Committee was split from the Corporate Governance Committee in 2022 and currently includes Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Murphy serving as chairperson of the Nominating Committee. The Nominating Committee has been established by the board, among other things to: assist the board in effecting board organization, membership and function including identifying qualified board nominees; assist the board in effecting the organization, membership and function of board committees including the composition of board committees and recommending qualified candidates therefor; evaluate and provide successor planning for the Chief Executive Officer and other executive officers; and develop criteria for board membership, such as independence, term limits, age limits and ability of former employees to serve on the board and the evaluation of candidates’ qualifications for nominations to the board and its committees as well as removal therefrom. The Nominating Committee did not meet as a separate committee in 2024, but rather, because the committee is comprised of all four independent directors, committee matters were addressed as necessary in meetings of the board for the year ended December 31, 2024.

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

Insider Trading Policy

We have adopted an insider trading policy containing procedures governing the purchase, sale, and/or other dispositions of tour securities by directors, officers and employees, and the company, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and NASDAQ listing standards applicable to the Company.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2024 and 2023. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Comp	Total Compensation
Dwight Egan President & Chief Executive Officer	2024	$391,667	$20,000	$305,250	$-	$716,917
	2023	$375,000	$40,750	$845,550	$-	$1,261,300

Brian Brown Chief Financial Officer and Secretary	2024	$313,333	$15,000	$249,750	$-	$578,083
	2023	$300,000	$32,000	$701,550	$-	$1,033,550

Richard Abbott President	2024	$276,666	$15,000	$133,200	$-	$424,866

(1)	Bonuses for the year ended December 31, 2023 include accrued bonus payments of $20,750 to Mr. Egan and $17,000 to Mr. Brown that were paid in January 2024.
(2)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards as the RSUs vest over three years.

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

Outstanding Equity Awards at Fiscal Year-End 2024

The following table contains certain information concerning outstanding equity awards for the Named Executive Officers as of December 31, 2024.

	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	Price	Date	(#)		($) (1)	(#)	($)
Dwight Egan	50,000	-	$2.63	09/20/28	-		-	-	-
	50,000	-	$1.10	09/02/29	-		-	-	-
	-	-	-	-	45,833	(2)	$34,375	-	-
	-	-	-	-	51,667	(3)	$38,750	-	-
	-	-	-	-	137,500	(4)	$103,125	-	-
	-	-	-	-	229,167	(5)	$171,875	-	-

Brian Brown	-	-	-	-	37,500	(2)	$28,125	-	-
	-	-	-	-	43,333	(3)	$32,500	-	-
	-	-	-	-	112,500	(4)	$84,375	-	-
	-	-	-	-	187,500	(5)	$140,625	-	-

Richard Abbott	-	-	-	-	32,938	(6)	$24,704	-	-
	-	-	-	-	17,500	(3)	$13,125	-	-
	-	-	-	-	100,000	(5)	$75,000	-	-

(1) Based on $0.75 per share, which was the closing price of our common stock on December 31, 2024.

(2) Consists of restricted stock units granted on 6/6/2022, which vest in 6 installments commencing on 11/23/2022 and continuing every six months thereafter.

(3) Consists of restricted stock units granted on 1/13/2023, which vest in 6 installments commencing on 5/23/2023 and continuing every six months thereafter.

(4) Consists of restricted stock units granted on 5/15/2023, which vest in 6 installments commencing on 11/23/2023 and continuing every six months thereafter.

(5) Consists of restricted stock units granted on 4/26/2024, which vest in 6 installments commencing on 11/23/2024 and continuing every six months thereafter.

(6) Consists of restricted stock units granted on 7/25/22, which vest in 6 installments commencing six months after the achievement of certain specified milestones and continuing every six months thereafter.

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

The table below summarizes the compensation paid or accrued by us to each of our non-employee directors for the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	Stock Awards: Value of Restricted Stock Units (1)	Total
Richard Serbin (2)	$100,000	$122,100	$222,100
James Nelson (3)	$100,000	$122,100	$222,100
Edward Murphy (4)	$100,000	$122,100	$222,100
Eugene Durenard (5)	$100,000	$122,100	$222,100

(1)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards. The RSUs vested immediately upon grant.
(2)	As of December 31, 2024, Mr. Serbin had 151,667 RSU awards outstanding.
(3)	As of December 31, 2024, Mr. Nelson had 151,667 RSU awards outstanding.
(4)	As of December 31, 2024, Mr. Murphy had 151,667 RSU awards outstanding.
(5)	As of December 31, 2024, Mr. Durenard had 151,667 RSU awards outstanding.

Our non-employee directors receive cash compensation of $100,000 per year, paid quarterly. In 2023, they received 40,000 RSU’s vesting 1/6th equally in November 2022, 2023, and 2024 and May 2023, 2024, and 2025, as well as 70,000 RSU’s vesting 1/6th equally in November 2023, 2024 and 2025 and May 2024, 2025 and 2026. In 2024, they also received 110,000 RSU’s vesting 1/6th equally in November 2024, 2025, and 2026 and May 2025, 2026, and 2027. In addition, non-employee directors may be entitled to receive special awards of stock options or RSUs from time to time as determined by the board. The chairman of the board and the chairperson of each of the audit, corporate governance, nomination, and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant or 30 days after the date they cease to be directors. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 21, 2025, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each named executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 21, 2025. Applicable percentage ownership in the following table is based on 33,572,643 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 21, 2025.

The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Co-Diagnostics, Inc., 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109.

	Number of Shares Beneficially Owned	Percentage of Class (1)
5% Stockholders
Vanguard Group (1)	1,781,283	5.3%
Named Executive Officers and Directors
Dwight Egan (2)	622,858	1.8%
Brian Brown	419,905	1.3%
Richard Abbott	604,731	1.8%
Edward Murphy (3)	213,333	*
Eugene Durenard	163,333	*
James Nelson (4)	225,833	*
Richard Serbin (5)	186,278	*
All Directors and Executive Officers as a Group (6 persons)	2,436,271	7.2%

*Represents beneficial ownership of less than 1%.

(1)	Information obtained from Schedule 13G/A filed with the SEC on February 13, 2024. Vanguard Group has an address of 100 Vanguard Blvd, Malvern, PA, 19355.
(2)	Includes exercisable options to acquire 100,000 shares of common stock.
(3)	Includes exercisable options to acquire 50,000 shares of common stock.
(4)	Includes exercisable options to acquire 50,000 shares of common stock.
(5)	Includes exercisable options to acquire 20,445 shares of common stock.

Equity Compensation Plan Information

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options and Rights		(b) Weighted-average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	3,782,888	(1)	$2.19	(2)	3,061,949
Equity compensation plans not approved by stockholders	-		$-		-
Total	3,782,888	(1)	$2.19	(2)	3,061,949

(1)	Includes options and restricted stock units outstanding under our 2015 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company employs two employees who are related to current or former executive officers. Seth Egan, the Company’s Chief Commercialization Officer, and Winston Egan, the Company’s Director of Customer Experience, are each sons of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2024, total compensation paid to Seth Egan, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $0.4 million, and total compensation paid to Winston Egan, including consulting fees, salaries, and bonuses, was $0.1 million.

Prior to the acquisition of Advanced Conceptions by the Company in December 2021, the Company’s President, Richard Abbott was serving as President of Advanced Conception. At the time of the acquisition, Mr. Abbott was an indirect shareholder of Advanced Conceptions, Inc. through his fifty percent (50%) ownership interest in Whiteknob LLC. Whiteknob LLC owned 71.61% of Advanced Conceptions at the time of the acquisition. The terms of the acquisition agreement between the Company and Advanced Conceptions include the opportunity for Whiteknob LLC to earn an additional 507,386 common shares and an additional 166,503 common stock purchase warrants of Co-Diagnostics upon the achievement of certain milestones. Should those milestone events be achieved Mr. Abbott would have a fifty percent (50%) interest in the common shares and common stock purchase warrants.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses for professional services rendered by our principal accounting firm, Tanner LLC, for the years ended December 31, 2024 and 2023, respectively, are as follows:

	Years Ended December 31,
	2024	2023
Audit fees	$176,078	$154,811
Audit related fees	18,845	-
Other consulting fees	-	287,838
Tax fees	-	-
Total fees	$194,923	$442,649

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, IDMO Acquisition Corp., Idaho Molecular Inc., and Company Representative dated as of December 21, 2021.		Form 8-K (Exhibit 2.1)	12/23/21	001-38148

2.1.2	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Idaho Molecular, Inc., and Kirk Ririe, as Company Representative		Form 8-K (Exhibit 2.2)	06/16/22	001-38148

2.2*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, ACI Acquisition Corp., Advanced Conceptions, Inc., and Company Representative dated as of December 21, 2021		Form 8-K (Exhibit 2.2)	12/23/21	001-38148

2.2.1	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Advanced Conceptions, Inc., and Richard Abbott, as Company Representative		Form 8-K (Exhibit 2.1)	06/16/22	001-38148

3.1	Articles of Incorporation		Draft Registration Statement (Exhibit 3.1)	01/12/17	377-01467

3.1.1	Amendment to the Articles of Incorporation		Draft Registration Statement (Exhibit 3.1.1)	01/12/17	377-01467

3.1.2	Articles of Amendment to Articles of Incorporation		Form 8-K (Exhibit 3.2)	01/03/19	001-38148

3.1.3	Articles of Amendment		Form 10-K (Exhibit 3.1.3)	03/24/22	001-38148

3.1.3	Articles of Amendment		Form 10-K (Exhibit 3.1.3)	03/16/2023	001-38148

3.2	Amended and Restated Bylaws of Co-Diagnostics, Inc.	X

4.1	Description of Registrant’s securities	X

4.2	Form of Indenture		Registration Statement (Exhibit 4.1)	03/16/23	333-270628

10.1	Exclusive Agreement between Co-Diagnostics, Inc. and DNA Logix, Inc., dated April 18, 2014		Draft Registration Statement (Exhibit 10.2)	01/12/17	377-01467

10.2#	Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan		Form S-8/A	11/20/20	333-237684

10.3	Form of Indemnification Agreement		Form S-1/A (Exhibit 10.13.8)	05/24/17	333-217542

10.4	Shareholders’ Agreement between Co-Diagnostics and Synbiotics Limited, dated January 27, 2017		Form S-1 (Exhibit 10.16)	04/28/17	333-217542

10.5	Amended Exclusive License Agreement between Co-Diagnostics, Brent Satterfield, and DNA Logix, Inc., dated January 1, 2017		Form S-1 (Exhibit 10.17)	04/28/17	333-217542

10.6	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (ACI Warrant)		Form 10-K (Exhibit 10.6)	03/24/22	001-38148

10.7	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (IDMO Warrant)		Form 10-K (Exhibit 10.7)	03/24/22	001-38148

10.9	Lease Agreement 2401 Foothill Drive		Form 10-K (Exhibit 10.9)	03/24/22	001-38148

10.9.1	Amendment #1 to Lease		Form 10-K (Exhibit 10.9.1)	03/24/22	001-38148

10.9.2	Amendment #2 to Lease		Form 10-K (Exhibit 10.9.2)	03/24/22	001-38148

10.10#	Co-Diagnostics, Inc. Change in Control Plan		Form 8-K (Exhibit 10.1)	05/16/23	001-38148

10.11	Commercial Lease Agreement, dated June 1, 2023, between Ozone Biotech, LLC and Co-Diagnostics, Inc.		Form 10-Q (Exhibit 10.1)	08/10/23	001-38148

10.12	Commercial Lease Agreement, dated September 18, 2023, between Ge Estate, LLC and Co-Diagnostics, Inc.		Form 10-Q (Exhibit 10.1)	11/09/23	001-38148

14.1	Code of Ethics for Senior Financial Officers		Form 10-K (Exhibit 14.1)	03/30/20	001-38148

19	Insider trading policies and procedures	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Tanner LLC	X

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Co-Diagnostics, Inc. Clawback Policy	X	Form 10-K (Exhibit 97)	03/14/24	001-38148

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

(A)	iXBRL (INline Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	X

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

CO-DIAGNOSTICS, INC.

Date: March 27, 2025	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Brian Brown
Brian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dwight Egan	Chief Executive Officer, President and Director	March 27, 2025
Dwight Egan	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer	March 27, 2025
Brian Brown	(Principal Financial and Accounting Officer)

/s/ Eugene Durenard	Director	March 27, 2025
Eugene Durenard

/s/ Edward Murphy	Director	March 27, 2025
Edward Murphy

/s/ James Nelson	Director	March 27, 2025
James Nelson

/s/ Richard Serbin	Director	March 27, 2025
Richard Serbin

