Form 10-Q
period 2025-03-31
Co-Diagnostics, Inc.
filed 2025-05-08
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 33,712,530 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,903,034	$2,936,544
Marketable investment securities	19,575,902	26,811,098
Accounts receivable, net	136,391	132,570
Inventory, net	1,083,309	1,072,724
Prepaid expenses and other current assets	1,132,855	1,338,762
Total current assets	23,831,491	32,291,698
Property and equipment, net	2,593,808	2,761,280
Operating lease right-of-use asset	1,893,422	2,114,876
Intangible assets, net	26,101,000	26,101,000
Investment in joint venture	729,621	731,065
Total assets	$55,149,342	$63,999,919
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,712,642	$3,294,254
Accrued expenses	1,610,890	2,562,169
Operating lease liability, current	902,881	915,619
Contingent consideration liabilities, current	109,275	502,819
Deferred revenue	40,857	40,857
Total current liabilities	5,376,545	7,315,718
Long-term liabilities
Income taxes payable	725,127	713,643
Operating lease liability	1,028,282	1,236,560
Contingent consideration liabilities	98,557	422,080
Total long-term liabilities	1,851,966	2,372,283
Total liabilities	7,228,511	9,688,001
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,421,321 shares issued and 33,572,643 shares outstanding as of March 31, 2025 and 37,902,222 shares issued and 33,053,544 shares outstanding as of December 31, 2024	38,421	37,902
Treasury stock, at cost; 4,848,678 shares held as of March 31, 2025 and December 31, 2024, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	103,701,665	102,472,210
Accumulated other comprehensive income	330,653	418,443
Accumulated deficit	(40,574,113)	(33,040,842)
Total stockholders’ equity	47,920,831	54,311,918
Total liabilities and stockholders’ equity	$55,149,342	$63,999,919

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product revenue	$50,277	$252,745
Grant revenue	-	215,109
Total revenue	50,277	467,854
Cost of revenue	21,590	234,505
Gross profit	28,687	233,349
Operating expenses
Sales and marketing	657,030	1,563,682
General and administrative	2,773,149	2,918,803
Research and development	4,870,019	5,679,678
Depreciation and amortization	280,445	330,573
Total operating expenses	8,580,643	10,492,736
Loss from operations	(8,551,956)	(10,259,387)
Other income, net
Interest income, net	13,601	362,733
Realized gain on investments	301,465	228,070
Gain on remeasurement of acquisition contingencies	717,067	450,260
Loss on equity method investment in joint venture	(1,444)	(70,955)
Total other income, net	1,030,689	970,108
Loss before income taxes	(7,521,267)	(9,289,279)
Income tax provision	12,004	22,764
Net loss	$(7,533,271)	$(9,312,043)
Other comprehensive income (loss)
Change in net unrealized gains (losses) on marketable securities, net of tax	(87,790)	79,855
Total other comprehensive income (loss)	$(87,790)	$79,855
Comprehensive loss	$(7,621,061)	$(9,232,188)

Loss per common share:
Basic and Diluted	$(0.24)	$(0.31)
Weighted average shares outstanding:
Basic and Diluted	32,048,953	29,842,874

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(7,533,271)	$(9,312,043)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	280,445	330,573
Stock-based compensation expense	875,228	1,571,234
Change in fair value of acquisition contingencies	(717,067)	(450,260)
Non-cash lease expense	438	8,527
Realized gain on investments	(301,465)	(228,070)
Loss from equity method investment	1,444	70,955
Provision for (recoveries of) credit losses	4,143	(14,658)
Inventory obsolescence expense (recovery)	(37,321)	48,702
Changes in assets and liabilities:
Accounts receivable	(7,964)	(116,284)
Prepaid expenses and other assets	205,907	(126,399)
Inventory	26,736	66,211
Deferred revenue	-	(55,972)
Income taxes payable	11,484	19,832
Accounts payable, accrued expenses and other liabilities	(1,553,951)	(302,682)
Net cash used in operating activities	(8,745,214)	(8,490,334)
Cash flows from investing activities
Purchases of property and equipment	(91,913)	(402,293)
Proceeds from maturities of marketable investment securities	13,893,675	17,382,925
Purchases of marketable securities	(6,444,804)	(307,925)
Net cash provided by investing activities	7,356,958	16,672,707
Cash flows from financing activities
Issuance of common stock related to at-the-market offering, net of offering costs	354,746	-
Net cash provided by financing activities	354,746	-
Net increase (decrease) in cash and cash equivalents	(1,033,510)	8,182,373
Cash and cash equivalents at beginning of period	2,936,544	14,916,878
Cash and cash equivalents at end of period	$1,903,034	$23,099,251
Supplemental disclosure of cash flow information
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2024	-	$-	37,902,222	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,040,842)	$54,311,918
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	519,099	519	-	354,227	-	-	354,746
Stock-based compensation	-	-	-	-	-	875,228	-	-	875,228
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(87,790)	-	(87,790)
Net loss	-	-	-	-	-	-	-	(7,533,271)	(7,533,271)
Balance as of March 31, 2025	-	$-	38,421,321	$38,421	$(15,575,795)	$103,701,665	$330,653	$(40,574,113)	$47,920,831

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2023	-	$-	36,108,346	$36,108	$(15,575,795)	$96,808,436	$146,700	$4,598,166	$86,013,615
Stock-based compensation	-	-	18,750	19	-	1,571,215	-	-	1,571,234
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	79,855	-	79,855
Net loss	-	-	-	-	-	-	-	(9,312,043)	(9,312,043)
Balance as of March 31, 2024	-	$-	36,127,096	$36,127	$(15,575,795)	$98,379,651	$226,555	$(4,713,877)	$78,352,661

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company’s cash, cash equivalents, and short-term investments as of March 31, 2025, the Company’s current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through equity financing, including through selling shares under the Company’s ATM Agreement, seeking additional grant funding, and through operational efficiencies. Our ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements as of March 31, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the condensed consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our condensed consolidated statements of operations and comprehensive loss. Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the condensed consolidated financial statements. All material long-lived assets are based in the United States.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At March 31, 2025 total accounts receivable was $240,805 with an allowance for uncollectable accounts of $104,414 resulting in a net amount of $136,391. At December 31, 2024 total accounts receivable was $242,625 with an allowance for uncollectable accounts of $110,055 resulting in a net amount of $132,570. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At March 31, 2025, the Company had $1,083,309 in inventory, of which $588,494 was finished goods and $494,815 was raw materials. At December 31, 2024, the Company had $1,072,724 in inventory, of which $567,281 was finished goods and $505,443 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $41,474 and $311,339 related to the change in inventory reserves during the three months ended March 31, 2025 and 2024, respectively.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized grant funding revenue of $0 and $0.2 million during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, and December 31, 2024, the Company has also recorded $0.1 million of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three months ended March 31, 2025. Three customers accounted for approximately 59% of product revenue recognized during the three months ended March 31, 2025. Three customers accounted for approximately 69% of product revenue, and one granting agency accounted for 100% of grant revenue recognized during the three months ended March 31, 2024.

Two customers individually accounted for more than 10% of accounts receivable at March 31, 2025 and two customers individually accounted for more than 10% of accounts receivable at December 31, 2024. These customers together accounted for approximately 89% and 94% of accounts receivable at March 31, 2025 and December 31, 2024, respectively.

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

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	March 31, 2025
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$1,903,034	$-	$1,903,034	$1,903,034	$-
Level 2:
U.S. treasury securities	19,245,249	330,653	19,575,902	-	19,575,902
Subtotal	19,245,249	330,653	19,575,902	-	19,575,902
Total	$21,148,283	$330,653	$21,478,936	$1,903,034	$19,575,902

	December 31, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$2,936,544	$-	$2,936,544	$2,936,544	$-
Level 2:
U.S. treasury securities	26,392,655	418,443	26,811,098	-	26,811,098
Subtotal	26,392,655	418,443	26,811,098	-	26,811,098
Total	$29,329,199	$418,443	$29,747,642	$2,936,544	$26,811,098

Marketable investment securities held as of March 31, 2025 mature over the next 12 months.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$225,132	$-	$-	$225,132
Marketable securities (U.S. treasury bills and notes)	-	19,575,902	-	19,575,902
Total assets measured at fair value	$225,132	$19,575,902	$-	$19,801,034
Liabilities:
Contingent consideration - common stock	$-	$-	$207,832	$207,832
Contingent consideration - warrants	-	-	-	-
Total liabilities measured at fair value	$-	$-	$207,832	$207,832

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$441,000	$-	$-	$441,000
Marketable securities (U.S. treasury bills and notes)	-	26,811,098	-	26,811,098
Total assets measured at fair value	$441,000	$26,811,098	$-	$27,252,098
Liabilities:
Contingent consideration - common stock	$-	$-	$743,794	$743,794
Contingent consideration - warrants	-	-	181,105	181,105
Total liabilities measured at fair value	$-	$-	$924,899	$924,899

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of March 31, 2025 and December 31, 2024.

The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2024	$924,899
Change in fair value of contingent consideration issued for business acquisitions	(717,067)
Fair value as of March 31, 2025	$207,832

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

	March 31, 2025	December 31, 2024
Stock price	$0.31	$0.75
Strike price	$9.13	$9.13
Volatility	419.1%	246.4%
Risk-free rate	4.0%	4.3%
Expected term (years)	1.8	2.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2025
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

	December 31, 2024
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

(1)	Based on weighted-average useful life established as of the acquisition date.

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2025	2024
United States
Product revenue	$40,177	$86,295
Grant revenue	-	215,109
Total United States	40,177	301,404
Rest of World
Product revenue	10,100	166,450
Grant revenue	-	-
Total Rest of World	10,100	166,450
Total	$50,277	$467,854
Percentage of revenue by area:
United States	80%	64%
Rest of World	20%	36%

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2025 were as follows:

Balance as of December 31, 2024	$40,857
Revenue recognized included in deferred revenue balance at the beginning of the period	-
Increase due to prepayments from customers	-
Balance as of March 31, 2025	$40,857

Note 7 – Loss Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss, as reported	$(7,533,271)	$(9,312,043)

Denominator
Weighted average shares, basic	32,048,953	29,842,874
Dilutive effect of stock options, warrants and RSUs	-	-
Shares used to compute diluted loss per share	32,048,953	29,842,874

Basic loss per share	$(0.24)	$(0.31)
Diluted loss per share	$(0.24)	$(0.31)

The computation of diluted loss per share for the three months ended March 31, 2025 and 2024, respectively, also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three months ended March 31, 2025 and 2024, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of March 31, 2025, consisting of: (i) 2,702,413 restricted stock units and (ii) 938,446 options and warrants. The Company had potentially dilutive securities as of March 31, 2024, consisting of: (i) 2,564,310 restricted stock units and (ii) 532,112 options and warrants.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 3,182,340 at March 31, 2025.

Stock Options

The following table summarizes option activity during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,040,572	$2.19	$1.37	3.88
Granted	-	-	-
Expired	(70,002)	$1.29	$0.76
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2025	970,570	$2.26	$1.41	3.82

Exercisable at March 31, 2025	970,570	$2.26	$1.41	3.82

The aggregate intrinsic value of outstanding options at March 31, 2025 and 2024 was approximately $0 and $0.1 million, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of March 31, 2025, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,742,316	$2.50
Granted	-	-
Vested	-	-
Forfeited/Cancelled	(50,389)	4.51
Unvested at March 31, 2025	2,691,927	$2.46

As of March 31, 2025, there was approximately $3.8 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table summarizes warrant activity during the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	485,000	$8.81	$1.00	2.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2025	485,000	$8.81	$0.63	1.7

The aggregate intrinsic value of outstanding warrants at March 31, 2025 was $0.

The total number of warrants exercisable at March 31, 2025 is 20,000. The ability to exercise the remaining 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$-	$8,141
Sales and marketing	136,197	370,381
General and administrative	735,915	1,086,495
Research and development	3,116	106,217
Total stock-based compensation expense	$875,228	$1,571,234

Note 9 – Income Taxes

For the three months ended March 31, 2025, the Company recognized expense from income taxes of $12,004, representing an effective tax rate of (0.2%). The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three months ended March 31, 2024, the Company recognized expense from income taxes of $22,764.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancelable leases in the period incurred in accordance with the practical expedient elected.

The components of lease expense are summarized as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$258,065	$267,984
Short-term lease costs	-	8,750
Total lease costs	$258,065	$276,734

As of March 31, 2025, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2025 (remainder)	$766,275
2026	714,630
2027	300,591
2028	308,462
Total lease payments	2,089,958
Less: imputed interest	158,795
Present value of operating lease liabilities	1,931,163
Less: current portion	902,881
Long-term portion	$1,028,282

Other information related to operating leases was as follows:

Three Months Ended March 31, 2025
Cash paid for operating leases included in operating cash flows	$257,627
Remaining lease term of operating leases	2.7
Discount rate of operating leases	6.2%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in one class action claim and four derivative actions claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to three civil actions, two in the US and the other in the United Kingdom. Each of the civil actions is based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and intends to defend the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three months ended March 31, 2025.

Note 12 – At-the-Market Agreement

The Company has entered into an Amended and Restated Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Clear Street, LLC (“Clear Street”), pursuant to which it may offer and sell shares of its common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler and Clear Street acting as agents, under the prospectus supplement dated October 18, 2024. As of March 31, 2025, the Company has sold 833,806 shares of common stock under the ATM Agreement resulting in net proceeds to the Company of $0.6 million. As of March 31, 2025, the Company has up to $16.5 million remaining in aggregate gross proceeds that can be issued through the ATM Agreement.

Note 13 – Related Party Transactions

The Company has a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), our joint venture for manufacturing in India, under which CoSara provides certain research and development consulting and support services. The Company recognized $0.2 million and $0.1 million of expense related to this agreement during the three months ended March 31, 2025 and 2024, respectively.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in other documents we file with the SEC, including our Annual Report on form 10-K for the year ended December 31, 2024. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025, and the audited financial statements and notes included therein.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2025 Compared to the Three Months ended March 31, 2024

Revenues

For the three months ended March 31, 2025, we generated revenues of $0.1 million, compared to revenues of $0.5 million for the three months ended March 31, 2024. The decrease in revenue was due to lower product and grant revenues recognized in the current period.

Cost of Revenues

We recorded cost of revenues of approximately $22,000 for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024. Included within cost of revenues is a decrease of approximately $41,000 for the three months ended March 31, 2025, and a decrease of approximately $0.3 million for the three months ended March 31, 2024, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses were $8.6 million for the three months ended March 31, 2025 compared to total operating expenses of $10.5 million for the three months ended March 31, 2024. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, personnel related expenses, tradeshow and travel expense, and expense related to development of the Co-Dx PCR platform. These decreases were partially offset by increased legal expenses.

Sales and marketing expenses for the three months ended March 31, 2025 were $0.7 million compared to $1.6 million for the three months ended March 31, 2024. The decrease of $0.9 million was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, consulting and professional services expenses, and personnel related expenses.

General and administrative expenses for the three months ended March 31, 2025 were $2.8 million compared to $2.9 million for the three months ended March 31, 2024. Decreases in stock-based compensation expense and consulting and professional services expense were partially offset by increased legal expenses.

Research and development expenses for the three months ended March 31, 2025 were $4.9 million compared to $5.7 million for the three months ended March 31, 2024. The decrease was primarily a result of decreased expenses related to development of the Co-Dx PCR platform, personnel related expenses, and stock-based compensation expense, partially offset by increases in professional services expense.

Other Income

Other income was $1.0 million for the three months ended March 31, 2025, compared to other income of $1.0 million for the three months ended March 31, 2024. Decreases in interest income and realized gains from investments in marketable securities were offset by increases in the change in the fair value of contingent consideration liabilities.

Net Loss

We realized a net loss for the three months ended March 31, 2025 of $7.5 million, compared to $9.3 million for the three months ended March 31, 2024. The smaller net loss was primarily the result of decreases in sales and marketing expenses and research and development expenses. Additionally, we recorded income tax expense of $12 thousand for the three months ended March 31, 2025, compared to $22 thousand for the three months ended March 31, 2024.

Liquidity and Capital Resources

At March 31, 2025, we had cash and cash equivalents of $1.9 million and marketable investment securities of $19.6 million. We consider our marketable investment securities an important part of our liquidity and focus such investments in securities that can readily be converted into cash if needed. Additionally, our total current assets at March 31, 2025, were $23.8 million compared to total current liabilities of $5.4 million.

Net cash used in operating activities during the three months ended March 31, 2025 was $8.7 million, compared to $8.5 million for the three months ended March 31, 2024. The increase in cash used in operating activities was primarily due to decreases in revenue, grant funding, net interest income, and realized gains on investments.

Net cash provided by investing activities was $7.4 million for the three months ended March 31, 2025, compared to $16.7 million during the three months ended March 31, 2024. The decrease in cash provided by investing activities is primarily due to the timing of the redemption of certain investments as they matured.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. The cash provided by financing activities during 2025 relates to issuances of common stock under the ATM.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used our cash generated from those sales to fund the purchase of inventories and the development of our Co-Dx PCR Platform, and to pay our operating expenses.

Our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term. If needed, we expect additional investment capital to come from additional issuances of our common stock or other equity based securities with existing and new investors similar to those that have provided funding in the past or debt financing. We have entered into an Amended and Restated Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Clear Street, LLC (“Clear Street”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler and Clear Street acting as our agents, under our prospectus supplement dated October 18, 2024. As of March 31, 2025, we have sold 833,806 shares of common stock under the ATM Agreement resulting in net proceeds to the Company of $0.6 million.

Although we are seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to us on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing, if available to us at all, will most likely be dilutive to our current stockholders. If we are not able to obtain additional debt or equity financing on a timely basis, the impact on us will be material and adverse. These uncertainties create substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

CO-DIAGNOSTICS, INC.

Date: May 8, 2025	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: May 8, 2025	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

