Form 10-Q
period 2025-06-30
Co-Diagnostics, Inc.
filed 2025-08-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 38,523,582 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$11,115,181	$2,936,544
Marketable investment securities	2,247,638	26,811,098
Accounts receivable, net	210,968	132,570
Inventory, net	1,084,627	1,072,724
Prepaid expenses and other current assets	648,752	1,338,762
Total current assets	15,307,166	32,291,698
Property and equipment, net	2,673,390	2,761,280
Operating lease right-of-use asset	1,668,416	2,114,876
Intangible assets, net	26,101,000	26,101,000
Investment in joint venture	715,861	731,065
Total assets	$46,465,833	$63,999,919
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,635,196	$3,294,254
Accrued expenses	1,008,127	2,562,169
Operating lease liability, current	824,458	915,619
Contingent consideration liabilities, current	197,610	502,819
Deferred revenue	45,857	40,857
Total current liabilities	3,711,248	7,315,718
Long-term liabilities
Income taxes payable	736,933	713,643
Operating lease liability	879,258	1,236,560
Contingent consideration liabilities	-	422,080
Total long-term liabilities	1,616,191	2,372,283
Total liabilities	5,327,439	9,688,001
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,031,146 shares issued and 36,182,468 shares outstanding as of June 30, 2025 and 37,902,222 shares issued and 33,053,544 shares outstanding as of December 31, 2024	41,031	37,902
Treasury stock, at cost; 4,848,678 shares held as of June 30, 2025 and December 31, 2024, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	104,843,320	102,472,210
Accumulated other comprehensive income	134,068	418,443
Accumulated deficit	(48,304,230)	(33,040,842)
Total stockholders’ equity	41,138,394	54,311,918
Total liabilities and stockholders’ equity	$46,465,833	$63,999,919

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$162,910	$161,102	$213,187	$413,847
Grant revenue	-	2,495,738	-	2,710,847
Total revenue	162,910	2,656,840	213,187	3,124,694
Cost of revenue	32,106	212,148	53,696	446,653
Gross profit	130,804	2,444,692	159,491	2,678,041
Operating expenses
Sales and marketing	609,713	1,041,243	1,266,743	2,604,925
General and administrative	2,599,982	3,132,385	5,373,131	6,051,188
Research and development	4,687,459	5,612,691	9,557,478	11,292,369
Depreciation and amortization	291,414	338,335	571,859	668,908
Total operating expenses	8,188,568	10,124,654	16,769,211	20,617,390
Loss from operations	(8,057,764)	(7,679,962)	(16,609,720)	(17,939,349)
Other income, net
Interest income, net	12,158	342,188	25,759	704,921
Realized gain on investments	340,358	74,165	641,823	302,235
Gain (loss) on disposition of assets	(9,004)	3,500	(9,004)	3,500
Gain (loss) on remeasurement of acquisition contingencies	10,222	(244,116)	727,289	206,144
Loss on equity method investment in joint venture	(13,760)	(74,503)	(15,204)	(145,458)
Total other income, net	339,974	101,234	1,370,663	1,071,342
Loss before income taxes	(7,717,790)	(7,578,728)	(15,239,057)	(16,868,007)
Income tax provision	12,327	20,590	24,331	43,354
Net loss	$(7,730,117)	$(7,599,318)	$(15,263,388)	$(16,911,361)
Other comprehensive income (loss)
Change in net unrealized gains (losses) on marketable securities, net of tax	(196,585)	144,653	(284,375)	224,508
Total other comprehensive income (loss)	$(196,585)	$144,653	$(284,375)	$224,508
Comprehensive loss	$(7,926,702)	$(7,454,665)	$(15,547,763)	$(16,686,853)

Loss per common share:
Basic and Diluted	$(0.23)	$(0.25)	$(0.47)	$(0.56)
Weighted average shares outstanding:
Basic and Diluted	33,108,399	30,124,696	32,581,603	29,983,785

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(15,263,388)	$(16,911,361)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	571,859	668,908
Stock-based compensation expense	1,455,493	3,070,892
Common stock issued for financial advisory services	135,000	-
Change in fair value of acquisition contingencies	(727,289)	(206,144)
Non-cash lease expense	(2,003)	10,613
Realized gain on investments	(641,823)	(302,235)
Loss from equity method investment	15,204	145,458
(Gain) loss on disposition of assets	9,004	(3,500)
Provision for (recoveries of) credit losses	(13,248)	(40,944)
Inventory obsolescence expense (recovery)	(95,302)	84,430
Changes in assets and liabilities:
Accounts receivable	(65,150)	(206,634)
Prepaid expenses and other assets	690,010	299,970
Inventory	83,399	116,335
Deferred revenue	5,000	(141,519)
Income taxes payable	23,290	39,927
Accounts payable, accrued expenses and other liabilities	(3,213,100)	(318,728)
Net cash used in operating activities	(17,033,044)	(13,694,532)
Cash flows from investing activities
Purchases of property and equipment	(492,973)	(500,922)
Proceeds from maturities of marketable investment securities	31,509,485	26,836,743
Purchases of marketable securities	(6,588,577)	(13,699,301)
Net cash provided by investing activities	24,427,935	12,636,520
Cash flows from financing activities
Issuance of common stock related to at-the-market offering, net of offering costs	783,746	-
Net cash provided by financing activities	783,746	-
Net increase (decrease) in cash and cash equivalents	8,178,637	(1,058,012)
Cash and cash equivalents at beginning of period	2,936,544	14,916,878
Cash and cash equivalents at end of period	$11,115,181	$13,858,866
Supplemental disclosure of cash flow information
Income taxes paid	$-	$800

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2024	-	$-	37,902,222	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,040,842)	$54,311,918
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	519,099	519	-	354,227	-	-	354,746
Stock-based compensation	-	-	-	-	-	875,228	-	-	875,228
Other comprehensive loss, net of tax	-	-	-	-	-	-	(87,790)	-	(87,790)
Net loss	-	-	-	-	-	-	-	(7,533,271)	(7,533,271)
Balance as of March 31, 2025	-	-	38,421,321	38,421	(15,575,795)	103,701,665	330,653	(40,574,113)	47,920,831
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	1,375,325	1,375	-	427,625	-	-	429,000
Stock-based compensation	-	-	734,500	735	-	579,530	-	-	580,265
Issuance of common stock related to financial advisory services	-	-	500,000	500	-	134,500	-	-	135,000
Other comprehensive loss, net of tax	-	-	-	-	-	-	(196,585)	-	(196,585)
Net loss	-	-	-	-	-	-	-	(7,730,117)	(7,730,117)
Balance as of June 30, 2025	-	$-	41,031,146	$41,031	$(15,575,795)	$104,843,320	$134,068	$(48,304,230)	$41,138,394

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2023	-	$-	36,108,346	$36,108	$(15,575,795)	$96,808,436	$146,700	$4,598,166	$86,013,615
Stock-based compensation	-	-	18,750	19	-	1,571,215	-	-	1,571,234
Other comprehensive income, net of tax	-	-	-	-	-	-	79,855	-	79,855
Net loss	-	-	-	-	-	-	-	(9,312,043)	(9,312,043)
Balance as of March 31, 2024	-	-	36,127,096	36,127	(15,575,795)	98,379,651	226,555	(4,713,877)	78,352,661
Stock-based compensation	-	-	632,584	633	-	1,499,025	-	-	1,499,658
Other comprehensive income, net of tax	-	-	-	-	-	-	144,653	-	144,653
Net loss	-	-	-	-	-	-	-	(7,599,318)	(7,599,318)
Balance as of June 30, 2024	-	$-	36,759,680	$36,760	$(15,575,795)	$99,878,676	$371,208	$(12,313,195)	$72,397,654

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company’s cash, cash equivalents, and short-term investments as of June 30, 2025, the Company’s current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through equity financing, including through selling shares under the Company’s ATM Agreement, seeking additional grant funding, and through operational efficiencies. Our ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements as of June 30, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the condensed consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our condensed consolidated statements of operations and comprehensive loss. Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the condensed consolidated financial statements. All material long-lived assets are located in the United States and India.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2025 total accounts receivable was $297,991 with an allowance for uncollectable accounts of $87,023 resulting in a net amount of $210,968. At December 31, 2024 total accounts receivable was $242,625 with an allowance for uncollectable accounts of $110,055 resulting in a net amount of $132,570. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At June 30, 2025, the Company had $1,084,627 in net inventory, of which $601,756 was finished goods and $482,871 was raw materials. At December 31, 2024, the Company had $1,072,724 in net inventory, of which $567,281 was finished goods and $505,443 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $59,591 and $101,065 related to the change in inventory reserves during the three and six months ended June 30, 2025, respectively, compared to $24,333 and $287,006 during the three and six months ended June 30, 2024, respectively.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized no grant funding revenue during the three and six months ended June 30, 2025, respectively, compared to $2,495,738 and $2,710,847 during the three and six months ended June 30, 2024, respectively. At June 30, 2025, and December 31, 2024, the Company has recorded $40,857 of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three and six months ended June 30, 2025 and 2024. Three customers accounted for approximately 53% of product revenue recognized during the three months ended June 30, 2025. Three customers accounted for approximately 41% of product revenue recognized during the six months ended June 30, 2025. Two customers accounted for approximately 37% of product revenue, and two granting agencies accounted for approximately 94% of grant revenue recognized during the three months ended June 30, 2024. One customer accounted for approximately 29% of product revenue, and two granting agencies accounted for approximately 95% of grant revenue recognized during the six months ended June 30, 2024.

Three customers individually accounted for more than 10% of accounts receivable at June 30, 2025 and two customers individually accounted for more than 10% of accounts receivable at December 31, 2024. These customers together accounted for approximately 82% and 94% of accounts receivable at June 30, 2025 and December 31, 2024, respectively.

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

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	June 30, 2025
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$11,115,181	$-	$11,115,181	$11,115,181	$-
Level 2:
U.S. treasury securities	2,113,570	134,068	2,247,638	-	2,247,638
Subtotal	2,113,570	134,068	2,247,638	-	2,247,638
Total	$13,228,751	$134,068	$13,362,819	$11,115,181	$2,247,638

	December 31, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$2,936,544	$-	$2,936,544	$2,936,544	$-
Level 2:
U.S. treasury securities	26,392,655	418,443	26,811,098	-	26,811,098
Subtotal	26,392,655	418,443	26,811,098	-	26,811,098
Total	$29,329,199	$418,443	$29,747,642	$2,936,544	$26,811,098

Marketable investment securities held as of June 30, 2025 mature over the next 12 months.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$10,301,832	$-	$-	$10,301,832
Marketable securities (U.S. treasury bills and notes)	-	2,247,638	-	2,247,638
Total assets measured at fair value	$10,301,832	$2,247,638	$-	$12,549,470
Liabilities:
Contingent consideration - common stock	$-	$-	$197,610	$197,610
Contingent consideration - warrants	-	-	-	-
Total liabilities measured at fair value	$-	$-	$197,610	$197,610

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$441,000	$-	$-	$441,000
Marketable securities (U.S. treasury bills and notes)	-	26,811,098	-	26,811,098
Total assets measured at fair value	$441,000	$26,811,098	$-	$27,252,098
Liabilities:
Contingent consideration - common stock	$-	$-	$743,794	$743,794
Contingent consideration - warrants	-	-	181,105	181,105
Total liabilities measured at fair value	$-	$-	$924,899	$924,899

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of June 30, 2025 and December 31, 2024.

The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2024	$924,899
Change in fair value of contingent consideration issued for business acquisitions	(727,289)
Fair value as of June 30, 2025	$197,610

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

	June 30, 2025	December 31, 2024
Stock price	$0.28	$0.75
Strike price	$9.13	$9.13
Volatility	332.5%	246.4%
Risk-free rate	3.8%	4.3%
Expected term (years)	1.5	2.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2025
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

	December 31, 2024
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

(1)	Based on weighted-average useful life established as of the acquisition date.

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States
Product revenue	$162,910	$137,411	$203,087	$223,706
Grant revenue	-	2,495,738	-	2,710,847
Total United States	162,910	2,633,149	203,087	2,934,553
Rest of World
Product revenue	-	23,691	10,100	190,141
Grant revenue	-	-	-	-
Total Rest of World	-	23,691	10,100	190,141
Total	$162,910	$2,656,840	$213,187	$3,124,694
Percentage of revenue by area:
United States	100%	99%	95%	94%
Rest of World	0%	1%	5%	6%

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2025 were as follows:

Balance as of December 31, 2024	$40,857
Revenue recognized included in deferred revenue balance at the beginning of the period	-
Increase due to prepayments from customers	5,000
Balance as of June 30, 2025	$45,857

Note 7 – Loss Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss, as reported	$(7,730,117)	$(7,599,318)	$(15,263,388)	$(16,911,361)

Denominator
Weighted average shares, basic	33,108,399	30,124,696	32,581,603	29,983,785
Dilutive effect of stock options, warrants and RSUs	-	-	-	-
Shares used to compute diluted earnings per share	33,108,399	30,124,696	32,581,603	29,983,785

Loss per share, basic and diluted	$(0.23)	$(0.25)	$(0.47)	$(0.56)

The computation of diluted loss per share for the three and six months ended June 30, 2025 and 2024, respectively, also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three and six months ended June 30, 2025 and 2024, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of June 30, 2025, consisting of: (i) 2,535,184 restricted stock units and (ii) 982,918 options and warrants. The Company had potentially dilutive securities as of June 30, 2024, consisting of: (i) 1,758,323 restricted stock units and (ii) 532,112 options and warrants.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 3,237,236 at June 30, 2025.

The Incentive Plan will expire on December 31, 2025. The Company’s board of directors adopted in March 2025, and in May 2025 our shareholders approved, the Co-Diagnostics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. The number of awards available for issuance under the 2025 Plan was 6,700,000 at June 30, 2025. No awards have been made under the 2025 Plan.

Stock Options

The following table summarizes option activity during the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,040,572	$2.19	$1.37	3.88
Granted	-	-	-
Expired	(70,002)	$1.29	$0.76
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2025	970,570	$2.26	$1.41	3.57

Exercisable at June 30, 2025	970,570	$2.26	$1.41	3.57

The aggregate intrinsic value of outstanding options at June 30, 2025 and 2024 was approximately $0 and $152,521, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of June 30, 2025, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,742,316	$2.50
Granted	-	-
Vested	(734,500)	2.59
Forfeited/Cancelled	(105,285)	5.32
Unvested at June 30, 2025	1,902,531	$2.30

As of June 30, 2025, there was approximately $3,000,770 of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table summarizes warrant activity during the six months ended June 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	485,000	$8.81	$1.00	2.0
Granted	-	-	-
Expired	(20,000)	1.40	15.19
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2025	465,000	$9.13	$-	1.5

The aggregate intrinsic value of outstanding warrants at June 30, 2025 was $0.

There are no warrants exercisable at June 30, 2025. The ability to exercise the 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$-	$6,054	$-	$14,195
Sales and marketing	105,342	292,983	241,539	663,363
General and administrative	531,707	1,046,148	1,267,622	2,132,644
Research and development	(56,784)	154,473	(53,668)	260,690
Total stock-based compensation expense	$580,265	$1,499,658	$1,455,493	$3,070,892

Note 9 – Income Taxes

For the three months ended June 30, 2025, the Company recognized expense from income taxes of $12,327, representing an effective tax rate of 0.2%. For the six months ended June 30, 2025, the Company recognized expense from income taxes of $24,331, representing an effective tax rate of 0.2%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three and six months ended June 30, 2024, the Company recognized expense from income taxes of $20,590 and $43,354, respectively.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases and leases cancellable with one month notice. The Company expenses the cancellable leases in the period incurred in accordance with the practical expedient elected.

The components of lease expense are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$258,122	$252,646	$516,188	$503,841
Short-term lease costs	-	12,250	-	37,789
Total lease costs	$258,122	$264,896	$516,188	$541,630

As of June 30, 2025, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2025 (remainder)	$511,287
2026	714,630
2027	300,591
2028	308,462
Total lease payments	1,834,970
Less: imputed interest	131,254
Present value of operating lease liabilities	1,703,716
Less: current portion	824,458
Long-term portion	$879,258

Other information related to operating leases was as follows:

Six Months Ended June 30, 2025
Cash paid for operating leases included in operating cash flows	$518,191
Remaining lease term of operating leases	2.5
Discount rate of operating leases	6.2%

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three and six months ended June 30, 2025.

Note 12 – At-the-Market Agreement

The Company has entered into an Amended and Restated Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Clear Street, LLC (“Clear Street”), pursuant to which it may offer and sell shares of its common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler and Clear Street acting as agents, under the prospectus supplement dated October 18, 2024. As of June 30, 2025, the Company has sold 2,209,131 shares of common stock under the ATM Agreement resulting in net proceeds to the Company of $1,016,988. As of June 30, 2025, the Company has up to $16,063,209 remaining in aggregate gross proceeds that can be issued through the ATM Agreement.

Note 13 – Related Party Transactions

The Company has a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), our joint venture for manufacturing in India, under which CoSara provides certain research and development consulting and support services. The Company recognized $182,364 and $422,467 of expense related to this agreement during the three and six months ended June 30, 2025, respectively, compared to $74,040 and $179,965 of expense during the three and six months ended June 30, 2024, respectively.

Note 14 – Subsequent Events

New United States tax legislation was signed into law on July 4, 2025. Income tax effects of changes in tax law or rates on deferred tax assets or liabilities are recognized at the date of enactment. The Company is still evaluating the impact of the changes included in this new legislation but does expect to realize material future benefits from certain aspects of the new law.

On July 10, 2025, the Company received notification from the NASDAQ Stock Market indicating that the Company will have an additional 180-day grace period, until January 5, 2026, to regain compliance with NASDAQ’s $1.00 minimum bid requirement. The notification indicated that the Company did not regain compliance during the initial 180-day grace period provided under the rule. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company is eligible for the additional grace period because it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and provided written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2025 Compared to the Three Months ended June 30, 2024

Revenues

For the three months ended June 30, 2025, we generated revenues of $0.2 million, compared to revenues of $2.7 million for the three months ended June 30, 2024. The decrease in revenue was due to lower grant revenues recognized in the current period.

Cost of Revenues

We recorded cost of revenues of approximately $.03 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. Included within cost of revenues is a decrease of approximately $0.1 million for the three months ended June 30, 2025, and an increase of approximately $.02 million for the three months ended June 30, 2024, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses were $8.2 million for the three months ended June 30, 2025 compared to total operating expenses of $10.1 million for the three months ended June 30, 2024. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, personnel related expenses, and expense related to development of the Co-Dx PCR platform.

Sales and marketing expenses for the three months ended June 30, 2025 were $0.6 million compared to $1.0 million for the three months ended June 30, 2024. The decrease was primarily a result of decreased stock-based compensation expense, consulting and professional services expenses, and personnel related expenses.

General and administrative expenses for the three months ended June 30, 2025 were $2.6 million compared to $3.1 million for the three months ended June 30, 2024. The decrease resulted primarily from lower stock-based compensation expense.

Research and development expenses for the three months ended June 30, 2025 were $4.7 million compared to $5.6 million for the three months ended June 30, 2024. The decrease was primarily a result of decreased expenses related to development of the Co-Dx PCR platform, personnel related expenses, and stock-based compensation expense, partially offset by increases in professional services expense.

Other Income

Other income was $0.3 million for the three months ended June 30, 2025, compared to other income of $0.1 million for the three months ended June 30, 2024. Decreases in interest income were offset by increases in realized gains from investments in marketable securities and the change in the fair value of contingent consideration liabilities.

Net Loss

We realized a net loss for the three months ended June 30, 2025 of $7.7 million, compared to $7.6 million for the three months ended June 30, 2024. The larger net loss was primarily the result of decreased grant revenues, partially offset by lower operating expenses.

The Six Months Ended June 30, 2025 Compared to the Six Months ended June 30, 2024

Revenues

For the six months ended June 30, 2025, we generated revenues of $0.2 million, compared to revenues of $3.1 million for the six months ended June 30, 2024. The decrease in revenue was due to lower product and grant revenues recognized in the current period.

Cost of Revenues

We recorded cost of revenues of approximately $0.1 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024. Included within cost of revenues is a decrease of approximately $0.1 million for the six months ended June 30, 2025, and a decrease of approximately $0.3 million for the six months ended June 30, 2024, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses were $16.8 million for the six months ended June 30, 2025 compared to total operating expenses of $20.6 million for the six months ended June 30, 2024. The decrease in operating expenses was primarily due to decreased stock-based compensation expense, personnel related expenses, tradeshow and travel expense, and expense related to development of the Co-Dx PCR platform. These decreases were partially offset by increased legal expenses.

Sales and marketing expenses for the six months ended June 30, 2025 were $1.3 million compared to $2.6 million for the six months ended June 30, 2024. The decrease was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, consulting and professional services expenses, and personnel related expenses.

General and administrative expenses for the six months ended June 30, 2025 were $5.4 million compared to $6.1 million for the six months ended June 30, 2024. Decreases in stock-based compensation expense and consulting and professional services expense were partially offset by increased legal expenses.

Research and development expenses for the six months ended June 30, 2025 were $9.6 million compared to $11.3 million for the six months ended June 30, 2024. The decrease was primarily a result of decreased expenses related to development of the Co-Dx PCR platform, personnel related expenses, and stock-based compensation expense, partially offset by increases in professional services expense.

Other Income

Other income was $1.4 million for the six months ended June 30, 2025, compared to other income of $1.1 million for the six months ended June 30, 2024. Decreases in interest income were offset by increases in realized gains from investments in marketable securities and increases in the change in the fair value of contingent consideration liabilities.

Net Loss

We realized a net loss for the six months ended June 30, 2025 of $15.3 million, compared to $16.9 million for the six months ended June 30, 2024. The smaller net loss was primarily the result of decreases in operating expenses.

Liquidity and Capital Resources

At June 30, 2025, we had cash and cash equivalents of $11.1 million and marketable investment securities of $2.2 million. We consider our marketable investment securities an important part of our liquidity and focus such investments in securities that can readily be converted into cash if needed. Additionally, our total current assets at June 30, 2025, were $15.3 million compared to total current liabilities of $3.7 million.

Net cash used in operating activities during the six months ended June 30, 2025 was $17.0 million, compared to $13.7 million for the six months ended June 30, 2024. The increase in cash used in operating activities was primarily due to a higher usage of cash to pay accounts payable and accrued liabilities related to higher legal expenses, along with decreases in revenue, grant funding, net interest income, and realized gains on investments.

Net cash provided by investing activities was $24.4 million for the six months ended June 30, 2025, compared to $12.6 million during the six months ended June 30, 2024. The increase in cash provided by investing activities is primarily due to the timing of the redemption of certain investments as they matured.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2025, compared to $0 for the six months ended June 30, 2024. The cash provided by financing activities during 2025 relates to issuances of common stock under the ATM.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used our cash generated from those sales to fund the purchase of inventories and the development of our Co-Dx PCR Platform, and to pay our operating expenses.

Our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term. If needed, we expect additional investment capital to come from additional issuances of our common stock or other equity-based securities with existing and new investors similar to those that have provided funding in the past or debt financing. We have entered into an Amended and Restated Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Clear Street, LLC (“Clear Street”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler and Clear Street acting as our agents, under our prospectus supplement dated October 18, 2024. As of June 30, 2025, we have sold 2,209,131 shares of common stock under the ATM Agreement resulting in net proceeds to the Company of $1.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective June 16, 2025, the Company entered into an Advisory Services Agreement pursuant to which the Company agreed to issue 500,000 shares of its common stock to the advisor who will provide general financial advisory and investment banking services to the Company. The shares were offered and sold in a private placement pursuant to exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description
10.1**	Amended and Restated Equity Distribution Agreement, dated as of April 25, 2025, by and among Co-Diagnostics, Inc., Piper Sandler & Co., and Clear Street LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

**Incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed April 28, 2025, File No. 001-38148.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: August 14, 2025	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: August 14, 2025	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

