Form 10-Q
period 2025-09-30
Co-Diagnostics, Inc.
filed 2025-11-13
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, there were 60,892,582 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$11,443,943	$2,936,544
Marketable investment securities	-	26,811,098
Accounts receivable, net	55,905	132,570
Inventory, net	1,089,956	1,072,724
Income taxes receivable	923,217	-
Prepaid expenses and other current assets	541,946	1,338,762
Total current assets	14,054,967	32,291,698
Property and equipment, net	2,485,112	2,761,280
Operating lease right-of-use asset	1,439,779	2,114,876
Intangible assets, net	26,101,000	26,101,000
Investment in joint venture	659,903	731,065
Total assets	$44,740,761	$63,999,919
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,458,397	$3,294,254
Accrued expenses	1,204,660	2,562,169
Operating lease liability, current	744,156	915,619
Contingent consideration liabilities, current	239,955	502,819
Deferred revenue	45,557	40,857
Total current liabilities	3,692,725	7,315,718
Long-term liabilities
Income taxes payable	491,848	713,643
Operating lease liability	727,943	1,236,560
Contingent consideration liabilities	-	422,080
Total long-term liabilities	1,219,791	2,372,283
Total liabilities	4,912,516	9,688,001
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,991,260 shares issued and 48,142,582 shares outstanding as of September 30, 2025 and 37,902,222 shares issued and 33,053,544 shares outstanding as of December 31, 2024	52,991	37,902
Treasury stock, at cost; 4,848,678 shares held as of September 30, 2025 and December 31, 2024, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	109,447,214	102,472,210
Accumulated other comprehensive income	94,888	418,443
Accumulated deficit	(54,191,053)	(33,040,842)
Total stockholders’ equity	39,828,245	54,311,918
Total liabilities and stockholders’ equity	$44,740,761	$63,999,919

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$145,380	$206,876	$358,567	$620,723
Grant revenue	-	434,265	-	3,145,112
Total revenue	145,380	641,141	358,567	3,765,835
Cost of revenue	26,285	297,403	79,981	744,056
Gross profit	119,095	343,738	278,586	3,021,779
Operating expenses
Sales and marketing	568,937	1,059,745	1,835,680	3,664,670
General and administrative	1,815,945	4,287,380	7,189,076	10,338,568
Research and development	4,480,678	4,880,315	14,038,156	16,172,684
Depreciation and amortization	267,383	351,235	839,242	1,020,143
Total operating expenses	7,132,943	10,578,675	23,902,154	31,196,065
Loss from operations	(7,013,848)	(10,234,937)	(23,623,568)	(28,174,286)
Other income (expense), net
Interest income, net	13,194	263,335	38,953	968,256
Realized gain on investments	41,542	293,067	683,365	595,302
Gain (loss) on disposition of assets	4,000	3,513	(5,004)	7,013
Gain (loss) on remeasurement of acquisition contingencies	(42,345)	(11,927)	684,944	194,217
Gain (loss) on equity method investment in joint venture	(55,959)	12,683	(71,163)	(132,775)
Total other income (expense), net	(39,568)	560,671	1,331,095	1,632,013
Loss before income taxes	(7,053,416)	(9,674,266)	(22,292,473)	(26,542,273)
Income tax provision (benefit)	(1,166,593)	22,189	(1,142,262)	65,543
Net loss	$(5,886,823)	$(9,696,455)	$(21,150,211)	$(26,607,816)
Other comprehensive income (loss)
Change in net unrealized gains (losses) on marketable securities, net of tax	(39,180)	37,158	(323,555)	261,666
Total other comprehensive income (loss)	$(39,180)	$37,158	$(323,555)	$261,666
Comprehensive loss	$(5,926,003)	$(9,659,297)	$(21,473,766)	$(26,346,150)

Loss per common share:
Basic and Diluted	$(0.16)	$(0.32)	$(0.62)	$(0.88)
Weighted average shares outstanding:
Basic and Diluted	37,890,923	30,494,206	34,370,824	30,155,167

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(21,150,211)	$(26,607,816)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	839,242	1,020,143
Stock-based compensation expense	1,956,078	4,116,475
Common stock issued for financial advisory services	135,000	-
Change in fair value of acquisition contingencies	(684,944)	(194,217)
Non-cash lease expense	(4,985)	12,174
Realized gain on investments	(683,365)	(595,302)
Loss from equity method investment	71,163	132,775
(Gain) loss on disposition of assets	5,004	(7,013)
Provision for credit losses (recoveries of)	(22,375)	8,262
Inventory obsolescence expense (recovery)	(138,983)	164,955
Changes in assets and liabilities:
Accounts receivable	99,040	117,421
Prepaid expenses and other assets	(69,584)	627,370
Inventory	121,752	233,754
Deferred revenue	4,700	(301,972)
Income taxes payable	(221,795)	60,442
Accounts payable, accrued expenses and other liabilities	(3,193,366)	288,510
Net cash used in operating activities	(22,937,629)	(20,924,039)
Cash flows from investing activities
Purchases of property and equipment	(568,078)	(675,365)
Proceeds from maturities of marketable investment securities	33,761,847	45,031,967
Purchases of marketable securities	(6,590,939)	(27,408,061)
Investment in joint venture	-	(143,750)
Net cash provided by investing activities	26,602,830	16,804,791
Cash flows from financing activities
Issuance of common stock related to at-the-market offering, net of offering costs	1,313,929	-
Issuance of common stock related to registered direct offering, net of offering costs	3,528,269	-
Net cash provided by financing activities	4,842,198	-
Net increase (decrease) in cash and cash equivalents	8,507,399	(4,119,248)
Cash and cash equivalents at beginning of period	2,936,544	14,916,878
Cash and cash equivalents at end of period	$11,443,943	$10,797,630
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes	$1,656	$(23,350)

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2024	-	$-	37,902,222	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,040,842)	$54,311,918
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	519,099	519	-	354,227	-	-	354,746
Stock-based compensation	-	-	-	-	-	875,228	-	-	875,228
Other comprehensive loss, net of tax	-	-	-	-	-	-	(87,790)	-	(87,790)
Net loss	-	-	-	-	-	-	-	(7,533,271)	(7,533,271)
Balance as of March 31, 2025	-	-	38,421,321	38,421	(15,575,795)	103,701,665	330,653	(40,574,113)	47,920,831
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	1,375,325	1,375	-	427,625	-	-	429,000
Stock-based compensation	-	-	734,500	735	-	579,530	-	-	580,265
Issuance of common stock related to financial advisory services	-	-	500,000	500	-	134,500	-	-	135,000
Other comprehensive loss, net of tax	-	-	-	-	-	-	(196,585)	-	(196,585)
Net loss	-	-	-	-	-	-	-	(7,730,117)	(7,730,117)
Balance as of June 30, 2025	-	-	41,031,146	41,031	(15,575,795)	104,843,320	134,068	(48,304,230)	41,138,394
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	2,341,114	2,341	-	584,659	-	-	587,000
Stock-based compensation	-	-	-	-	-	500,585	-	-	500,585
Issuance of common stock related to registered direct offering, net of offering costs	-	-	9,619,000	9,619	-	3,518,650	-	-	3,528,269
Other comprehensive income, net of tax	-	-	-	-	-	-	(39,180)	-	(39,180)
Net loss	-	-	-	-	-	-	-	(5,886,823)	(5,886,823)
Balance as of September 30, 2025	-	$-	52,991,260	$52,991	$(15,575,795)	$109,447,214	$94,888	$(54,191,053)	$39,828,245

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2023	-	$-	36,108,346	$36,108	$(15,575,795)	$96,808,436	$146,700	$4,598,166	$86,013,615
Stock-based compensation	-	-	18,750	19	-	1,571,215	-	-	1,571,234
Other comprehensive income, net of tax	-	-	-	-	-	-	79,855	-	79,855
Net loss	-	-	-	-	-	-	-	(9,312,043)	(9,312,043)
Balance as of March 31, 2024	-	-	36,127,096	36,127	(15,575,795)	98,379,651	226,555	(4,713,877)	78,352,661
Stock-based compensation	-	-	632,584	633	-	1,499,025	-	-	1,499,658
Other comprehensive income, net of tax	-	-	-	-	-	-	144,653	-	144,653
Net loss	-	-	-	-	-	-	-	(7,599,318)	(7,599,318)
Balance as of June 30, 2024	-	-	36,759,680	36,760	(15,575,795)	99,878,676	371,208	(12,313,195)	72,397,654
Stock-based compensation	-	-	18,750	18	-	1,045,565	-	-	1,045,583
Other comprehensive income, net of tax	-	-	-	-	-	-	37,158	-	37,158
Net loss	-	-	-	-	-	-	-	(9,696,455)	(9,696,455)
Balance as of September 30, 2024	-	$-	36,778,430	$36,778	$(15,575,795)	$100,924,241	$408,366	$(22,009,650)	$63,783,940

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company’s cash, cash equivalents, and short-term investments as of September 30, 2025, the Company’s current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through equity financing, seeking additional grant funding, and through operational efficiencies. Our ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements as of September 30, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2025 total accounts receivable was $101,965 with an allowance for uncollectable accounts of $46,060 resulting in a net amount of $55,905. At December 31, 2024 total accounts receivable was $242,625 with an allowance for uncollectable accounts of $110,055 resulting in a net amount of $132,570. At December 31, 2023 total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At September 30, 2025, the Company had $1,089,956 in net inventory, of which $607,085 was finished goods and $482,871 was raw materials. At December 31, 2024, the Company had $1,072,724 in net inventory, of which $567,281 was finished goods and $505,443 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $43,681 and $144,747 related to the change in inventory reserves during the three and nine months ended September 30, 2025, respectively, compared to $72,872 and $214,134 during the three and nine months ended September 30, 2024, respectively.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized no grant funding revenue during the three and nine months ended September 30, 2025, respectively, compared to $434,265 and $3,145,112 during the three and nine months ended September 30, 2024, respectively. At September 30, 2025, and December 31, 2024, the Company has recorded $40,857 of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three and nine months ended September 30, 2025 and 2024. Three customers accounted for approximately 48% of product revenue recognized during the three months ended September 30, 2025. Four customers accounted for approximately 75% of product revenue, and one granting agency accounted for 100% of grant revenue recognized during the three months ended September 30, 2024. Two customers accounted for approximately 31% of product revenue, and two granting agencies accounted for approximately 95% of grant revenue recognized during the nine months ended September 30, 2024.

Two customers individually accounted for more than 10% of accounts receivable at September 30, 2025 and two customers individually accounted for more than 10% of accounts receivable at December 31, 2024. These customers together accounted for approximately 74% and 94% of accounts receivable at September 30, 2025 and December 31, 2024, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Early adoption is permitted and entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. The standard becomes effective for the Company for interim and full year 2026 reporting. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	September 30, 2025
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$11,443,943	$-	$11,443,943	$11,443,943	$-
Total	$11,443,943	$-	$11,443,943	$11,443,943	$-

	December 31, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$2,936,544	$-	$2,936,544	$2,936,544	$-
Level 2:
U.S. treasury securities	26,392,655	418,443	26,811,098	-	26,811,098
Subtotal	26,392,655	418,443	26,811,098	-	26,811,098
Total	$29,329,199	$418,443	$29,747,642	$2,936,544	$26,811,098

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$239,955	$239,955
Total liabilities measured at fair value	$-	$-	$239,955	$239,955

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$441,000	$-	$-	$441,000
Marketable securities (U.S. treasury bills and notes)	-	26,811,098	-	26,811,098
Total assets measured at fair value	$441,000	$26,811,098	$-	$27,252,098
Liabilities:
Contingent consideration - common stock	$-	$-	$743,794	$743,794
Contingent consideration - warrants	-	-	181,105	181,105
Total liabilities measured at fair value	$-	$-	$924,899	$924,899

The Company’s financial instruments that are measured at fair value on a recurring basis consist of U.S. treasury bills and notes as of December 31, 2024.

The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculations are a significant assumption that are not observed in the market, and therefore, the resulting fair value represents a Level 3 measurement.

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2024	$924,899
Change in fair value of contingent consideration issued for business acquisitions	(684,944)
Fair value as of September 30, 2025	$239,955

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

	September 30, 2025	December 31, 2024
Stock price	$0.34	$0.75
Strike price	$9.13	$9.13
Volatility	273.3%	246.4%
Risk-free rate	3.7%	4.3%
Expected term (years)	1.3	2.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2025
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

	December 31, 2024
	Weighted-Average	Gross		Net
	Useful Life (1)	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

(1)	Based on weighted-average useful life established as of the acquisition date.

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States
Product revenue	$136,740	$129,776	$339,827	$473,482
Grant revenue	-	434,265	-	3,145,112
Total United States	136,740	564,041	339,827	3,618,594
Rest of World
Product revenue	8,640	77,100	18,740	147,241
Grant revenue	-	-	-	-
Total Rest of World	8,640	77,100	18,740	147,241
Total	$145,380	$641,141	$358,567	$3,765,835
Percentage of revenue by area:
United States	94%	88%	95%	96%
Rest of World	6%	12%	5%	4%

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2025 were as follows:

Balance as of December 31, 2024	$40,857
Revenue recognized included in deferred revenue balance at the beginning of the period	-
Increase due to prepayments from customers	4,700
Balance as of September 30, 2025	$45,557

Note 7 – Loss Per Share

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss, as reported	$(5,886,823)	$(9,696,455)	$(21,150,211)	$(26,607,816)

Denominator
Weighted average shares, basic	37,890,923	30,494,206	34,370,824	30,155,167
Dilutive effect of stock options, warrants and RSUs	-	-	-	-
Shares used to compute diluted earnings per share	37,890,923	30,494,206	34,370,824	30,155,167

Loss per share, basic and diluted	$(0.16)	$(0.32)	$(0.62)	$(0.88)

The computation of diluted loss per share for the three and nine months ended September 30, 2025 and 2024, respectively, also excludes approximately 1.4 million shares of common stock and approximately 465,000 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three and nine months ended September 30, 2025 and 2024, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of September 30, 2025, consisting of: (i) 2,317,465 restricted stock units and (ii) 978,757 options and warrants. The Company had potentially dilutive securities as of September 30, 2024, consisting of: (i) 1,598,891 restricted stock units and (ii) 532,112 options and warrants.

Note 8 – Stock-Based Compensation

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 12,000,000 shares of common stock. The number of awards available for issuance under the Incentive Plan was 655,702 at September 30, 2025.

The Incentive Plan will expire on December 31, 2025. The Company’s board of directors adopted in March 2025, and in May 2025 our shareholders approved, the Co-Diagnostics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. The number of awards available for issuance under the 2025 Plan was 6,700,000 at September 30, 2025. No awards have been made under the 2025 Plan.

Stock Options

The following table summarizes option activity during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,040,572	$2.19	$1.37	3.88
Granted	-	-	-
Expired	(70,002)	$1.29	$0.76
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2025	970,570	$2.26	$1.41	3.32

Exercisable at September 30, 2025	970,570	$2.26	$1.41	3.32

The aggregate intrinsic value of outstanding options at September 30, 2025 and 2024 was approximately $0 and $152,521, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of September 30, 2025, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,742,316	$2.50
Granted	2,605,002	0.25
Vested	(734,500)	2.59
Forfeited/Cancelled	(128,753)	5.45
Unvested at September 30, 2025	4,484,065	$1.09

As of September 30, 2025, there was approximately $3,100,827 of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table summarizes warrant activity during the nine months ended September 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	485,000	$8.81	$1.00	2.0
Granted	-	-	-
Expired	(20,000)	1.40	15.19
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2025	465,000	$9.13	$-	1.3

The aggregate intrinsic value of outstanding warrants at September 30, 2025 was $0.

There are no warrants exercisable at September 30, 2025. The ability to exercise the 465,000 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$-	$3,306	$-	$17,501
Sales and marketing	60,372	181,190	301,911	844,553
General and administrative	379,981	924,539	1,647,603	3,057,184
Research and development	60,232	(63,452)	6,564	197,237
Total stock-based compensation expense	$500,585	$1,045,583	$1,956,078	$4,116,475

Note 9 – Income Taxes

For the three months ended September 30, 2025, the Company recognized a benefit from income taxes of $1,166,593, representing an effective tax rate of 16.5%. For the nine months ended September 30, 2025, the Company recognized a benefit from income taxes of $1,142,262, representing an effective tax rate of 5.1%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three and nine months ended September 30, 2024, the Company recognized expense from income taxes of $22,189 and $65,543, respectively.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases.

The components of lease expense are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$259,642	$258,145	$775,830	$761,986
Short-term lease costs	-	8,250	-	46,039
Total lease costs	$259,642	$266,395	$775,830	$808,025

As of September 30, 2025, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2025 (remainder)	$255,759
2026	714,630
2027	300,591
2028	308,462
Total lease payments	1,579,442
Less: imputed interest	107,343
Present value of operating lease liabilities	1,472,099
Less: current portion	744,156
Long-term portion	$727,943

Other information related to operating leases was as follows:

Nine Months Ended September 30, 2025
Cash paid for operating leases included in operating cash flows	$780,814
Remaining lease term of operating leases	2.4
Discount rate of operating leases	6.2%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in one class action claim and three derivative actions claiming that the Company promulgated false and misleading press releases to increase the price of our stock to improperly benefit the officers and directors of the Company. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to three civil actions, two in the US and the other in the United Kingdom. Each of the civil actions is based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and is defending the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three and nine months ended September 30, 2025.

Note 12 – At-the-Market Agreement

The Company previously maintained an Amended and Restated Equity Distribution Agreement (the “Prior ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Clear Street, LLC (“Clear Street”), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler and Clear Street, acting as sales agents, under a prospectus supplement dated October 18, 2024. As of September 30, 2025, the Company had sold 4,550,245 shares of common stock under the Prior ATM Agreement, resulting in net proceeds to the Company of approximately $1,660,805. The Prior ATM Agreement was subsequently terminated, and no further sales will be made under that program.

On October 20, 2025, the Company entered into a new Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to establish an at-the-market (“ATM”) equity offering program. Pursuant to the Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $10.0 million, from time to time through Maxim, acting as the Company’s sales agent. Under the terms of the Agreement, the Company will pay Maxim a commission equal to 3.0% of the gross proceeds from the sale of any shares and will reimburse Maxim for certain legal and other out-of-pocket expenses incurred in connection with its services. Sales of common stock, if any, may be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale or at prices negotiated with Maxim. The Company is not obligated to sell any shares under the Agreement and may terminate the offering at any time in accordance with its terms. The shares will be issued pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-270628), which was declared effective by the Securities and Exchange Commission on April 6, 2023. On October 20, 2025, the Company filed a prospectus supplement with the SEC relating to the new ATM program, registering up to approximately $4.1 million of shares under the shelf registration statement.

Note 13 – Registered Direct Offering

On September 17, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two institutional investors (the “Investors”) named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under Nasdaq rules by the Company directly to the Investors (the “Offering”) an aggregate of 9,619,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, at an offering price of $0.40 per share. The offering closed on September 18, 2025. The gross proceeds to the Company from the offering were approximately $3,847,600, before deducting the placement agent’s fees and other offering expenses. The Offering Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-270628). The Company agreed to pay Maxim Group LLC (“Maxim”), as placement agent, an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the offering as well as up to $50,000 for fees and expenses of legal counsel.

Note 14 – Related Party Transactions

The Company has a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), our joint venture for manufacturing in India, under which CoSara provides certain research and development consulting and support services. The Company recognized $192,958 and $615,425 of expense related to this agreement during the three and nine months ended September 30, 2025, respectively, compared to $181,878 and $361,843 of expense during the three and nine months ended September 30, 2024, respectively.

Note 15 – Subsequent Events

Subsequent to September 30, 2025, on October 20, 2025, the Company entered into an Equity Distribution Agreement with Maxim Group LLC to establish an at-the-market equity offering program, as described in Note 12 – At-the-Market Offering.

On October 28, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two institutional investors (the “Investors”) pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under Nasdaq rules (the “Offering”), (i) 12,002,272 shares of its common stock, par value $0.001 per share (the “Shares”), at an offering price of $0.55 per share, and (ii) pre-funded common stock purchase warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 725,000 shares of common stock at an offering price of $0.5499 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance, and will remain exercisable until exercised in full. The Offering closed on October 29, 2025. Gross proceeds to the Company were approximately $7.0 million, before deducting placement agent fees and other offering expenses. The securities were offered and sold pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-270628), which was declared effective by the Securities and Exchange Commission on April 6, 2023. Maxim Group LLC (“Maxim”) acted as placement agent for the Offering. The Company agreed to pay Maxim a fee equal to 7.0% of the gross proceeds from the sale of the securities, as well as up to $50,000 for the fees and expenses of its legal counsel. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including robust and innovative molecular tools for detection of infectious diseases. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, proprietary approach to polymerase chain reaction (“PCR”) test design of primer and probe structure (“Co-Primers®”) that dramatically reduces one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer amplification (false positives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests are cleared for use in clinical labs only and not for point-of-care or at-home use

We are currently developing a unique, groundbreaking portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro™ instrument, our patent-pending diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform which has been designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first FDA application for 510(k) clearance for the Co-Dx™ PCR Pro™ instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following productive engagement with the FDA related to the regulatory submission, the Company withdrew its 510(k) application. The decision to withdraw the submission was based on discussions with the FDA regarding the ability to detect a potential deterioration of one component of the test, related to shelf-life stability. Following dialogue with the FDA and exploring the various courses of action available, we determined that the best long-term solution would be to submit a version of the test that has been enhanced to address the matter raised in the 510(k) review process. The Company plans to submit the next iteration of the Co-Dx PCR COVID-19 test for 510(k) OTC clearance, following the collection of clinical evaluation data to support the new test’s performance. A new submission also allows the Company to incorporate more recent Co-Dx PCR platform developments into the tests, which Co-Dx believes will also help create greater operational and manufacturing efficiencies, such as consolidating manufacturing processes to utilize the next generation of test kits and instruments across all tests on the at-home and point-of-care Co-Dx PCR platform. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform. On October 27, 2025, we entered into an agreement with Arabian Eagle Manufacturing to form a joint venture to research, develop, manufacture, assemble, distribute, and commercialize Co-Dx technologies and intellectual property, including our upcoming PCR point-of-care platform, within the Kingdom of Saudi Arabia and 18 other countries through the Middle East and North Africa.

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

Our scientists use the complex mathematics of DNA/RNA PCR test design to engineer and optimize PCR tests and to automate algorithms that rapidly screen millions of possible options to pinpoint the optimum design. The intellectual property we use in our business consists of the predictive mathematical algorithms and patented molecular structure used in the testing process, which together represent a major advance in PCR testing systems. CODX technologies are now protected by more than 20 granted or pending US and foreign patents, as well as certain trade secrets and copyrights. Ownership of our proprietary platform permits us the advantage of avoiding payment of patent royalties required by other PCR test systems, which may allow for the sale of diagnostic PCR tests at a lower price than competitors, while enabling us to maintain profit margins.

Our proprietary test design process involves identifying the optimal locations on the target genes for amplification and pairing the locations with the optimized primer and probe structure to achieve outputs that meet the design input requirements identified from market research. This is done by following planned and documented processes, procedures and testing. In other words, we use the data resulting from our tests to verify whether we succeeded in designing what we intended. Verification involves a series of testing that concludes that the product is ready to proceed to validation in an evaluation either in our laboratory or in an independent laboratory setting using initial production tests to confirm that the product as designed meets the user’s needs.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2025 Compared to the Three Months ended September 30, 2024

Revenues

For the three months ended September 30, 2025, we generated revenues of $0.1 million, compared to revenues of $0.6 million for the three months ended September 30, 2024. The decrease in revenue was due to lower grant revenues recognized in the current period.

Cost of Revenues

We recorded cost of revenues of approximately $0.03 million for the three months ended September 30, 2025, compared to $0.3 million for the three months ended September 30, 2024. Included within cost of revenues is a decrease of approximately $0.04 million for the three months ended September 30, 2025, and an increase of approximately $0.1 million for the three months ended September 30, 2024, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses were $7.1 million for the three months ended September 30, 2025 compared to total operating expenses of $10.6 million for the three months ended September 30, 2024. The decrease in operating expenses was primarily due to decreased legal expense, stock-based compensation expense, personnel related expense, and expense related to development of the Co-Dx PCR platform.

Sales and marketing expenses for the three months ended September 30, 2025 were $0.6 million compared to $1.1 million for the three months ended September 30, 2024. The decrease was primarily a result of decreased stock-based compensation expense, consulting and professional services expenses, and personnel related expenses.

General and administrative expenses for the three months ended September 30, 2025 were $1.8 million compared to $4.3 million for the three months ended September 30, 2024. The decrease resulted primarily from lower legal expense and stock-based compensation expense.

Research and development expenses for the three months ended September 30, 2025 were $4.5 million compared to $4.9 million for the three months ended September 30, 2024. The decrease was primarily a result of decreased expenses related to development of the Co-Dx PCR platform, and personnel related expenses, partially offset by an increase in stock-based compensation expense.

Other Income or Expense

Other expense was $0.04 million for the three months ended September 30, 2025, compared to other income of $0.6 million for the three months ended September 30, 2024. The decrease was primarily a result of lower interest income and realized gains from investments in marketable securities.

Net Loss

We realized a net loss for the three months ended September 30, 2025 of $5.9 million, compared to $9.7 million for the three months ended September 30, 2024. The smaller net loss was primarily the result of lower operating expenses and a benefit from income taxes, partially offset by decreased grant revenues and lower interest income and realized gains on investments. The income tax benefit recognized during the three months ended September 30, 2025 relates primarily to new United States tax legislation which was signed into law on July 4, 2025, which resulted in the Company being eligible for certain federal and state tax refunds related to prior years. The Company expects to receive these refunds by the end of the year.

The Nine Months Ended September 30, 2025 Compared to the Nine Months ended September 30, 2024

Revenues

For the nine months ended September 30, 2025, we generated revenues of $0.4 million, compared to revenues of $3.8 million for the nine months ended September 30, 2024. The decrease in revenue was due to lower product and grant revenues recognized in the nine month current period.

Cost of Revenues

We recorded cost of revenues of approximately $0.1 million for the nine months ended September 30, 2025, compared to $0.7 million for the nine months ended September 30, 2024. Included within cost of revenues is a decrease of approximately $0.1 million for the nine months ended September 30, 2025, and a decrease of approximately $0.2 million for the nine months ended September 30, 2024, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses were $23.9 million for the nine months ended September 30, 2025 compared to total operating expenses of $31.2 million for the nine months ended September 30, 2024. The decrease in operating expenses was primarily due to decreased legal expenses, stock-based compensation expense, and personnel related expenses.

Sales and marketing expenses for the nine months ended September 30, 2025 were $1.8 million compared to $3.7 million for the nine months ended September 30, 2024. The decrease was primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, consulting and professional services expenses, and personnel related expenses.

General and administrative expenses for the nine months ended September 30, 2025 were $7.2 million compared to $10.3 million for the nine months ended September 30, 2024. Decreases in legal expense, stock-based compensation expense and consulting and professional services expense were partially offset by increased expenses related to transaction advisory services and fees.

Research and development expenses for the nine months ended September 30, 2025 were $14.0 million compared to $16.2 million for the nine months ended September 30, 2024. The decrease was primarily a result of decreased expenses related to development of the Co-Dx PCR platform, personnel related expenses, and stock-based compensation expense, partially offset by increases in professional services expense.

Other Income

Other income was $1.3 million for the nine months ended September 30, 2025, compared to other income of $1.6 million for the nine months ended September 30, 2024. Decreases in interest income were partially offset by increases in realized gains from investments in marketable securities and increases in the change in the fair value of contingent consideration liabilities.

Net Loss

We realized a net loss for the nine months ended September 30, 2025 of $21.2 million, compared to $26.6 million for the nine months ended September 30, 2024. The smaller net loss was primarily the result of decreases in operating expenses and a benefit from income taxes, partially offset by decreases in grant revenues. The income tax benefit recognized during the nine months ended September 30, 2025 relates primarily to new United States tax legislation which was signed into law on July 4, 2025, which resulted in the Company being eligible for certain federal and state tax refunds related to prior years. The Company expects to receive these refunds by the end of the year.

Liquidity and Capital Resources

During and subsequent to the third quarter of 2025, the Company took several actions to strengthen its liquidity position and enhance financial flexibility. In October 2025, the Company terminated its Amended and Restated Equity Distribution Agreement with Piper Sandler & Co. and Clear Street, LLC, under which limited sales of common stock had previously been made, and entered into a new Equity Distribution Agreement with Maxim Group LLC to establish an at-the-market (“ATM”) equity offering program permitting sales of up to $10.0 million of common stock from time to time. In addition, the Company completed two registered direct offerings with institutional investors — one in September 2025 for gross proceeds of approximately $3.8 million and another in October 2025 for gross proceeds of approximately $7.0 million, in each case before deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from these equity financings for working capital and general corporate purposes.

At September 30, 2025, we had cash and cash equivalents of $11.4 million. Additionally, our total current assets at September 30, 2025, were $14.1 million compared to total current liabilities of $3.7 million.

Net cash used in operating activities during the nine months ended September 30, 2025 was $22.9 million, compared to $20.9 million for the nine months ended September 30, 2024. The increase in cash used in operating activities was primarily due to a higher usage of cash to pay accounts payable and accrued liabilities related to higher legal expenses, along with decreases in product revenue, grant funding, net interest income, and realized gains on investments.

Net cash provided by investing activities was $26.6 million for the nine months ended September 30, 2025, compared to $16.8 million during the nine months ended September 30, 2024. The increase in cash provided by investing activities is primarily due to the timing of the redemption of certain investments as they matured.

Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024. The cash provided by financing activities during 2025 relates to issuances of common stock under the ATM and through a registered direct offering.

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

On September 18, 2025, the Company completed a registered direct offering of 9,619,000 shares of its common stock to two institutional investors at an offering price of $0.40 per share, resulting in gross proceeds of approximately $3.8 million before deducting placement agent fees and other offering expenses. The shares were offered and sold pursuant to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-270628). Maxim Group LLC acted as placement agent for the transaction. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes. See Note 13 – Registered Direct Offering to the condensed consolidated financial statements for additional information regarding this transaction.

In October 2025, the Company terminated its Amended and Restated Equity Distribution Agreement with Piper Sandler & Co. and Clear Street, LLC, under which it had previously sold an aggregate of 4,550,245 shares of common stock for net proceeds of approximately $1.7 million. Concurrently, the Company entered into a new Equity Distribution Agreement with Maxim Group LLC to establish an at-the-market (“ATM”) equity offering program, under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $10.0 million from time to time. On October 20, 2025, the Company filed a prospectus supplement with the SEC relating to the new ATM program, registering up to approximately $4.1 million of shares under the shelf registration statement. The Company expects that any proceeds from sales under the new ATM program, if utilized, would provide additional financial flexibility to support its working capital requirements and general corporate purposes. There can be no assurance as to the timing or amount of any sales under the new ATM program. See Note 12 – At the Market Agreement to the condensed consolidated financial statements for additional information regarding this transaction.

Subsequent to quarter end, on October 29, 2025, the Company completed a registered direct offering of its common stock and pre-funded warrants to two institutional investors for gross proceeds of approximately $7.0 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes. See Note 15 – Subsequent Events to the condensed consolidated financial statements for additional information regarding this transaction.

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

Forward-Looking Statements

This Liquidity and Capital Resources discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s liquidity runway, anticipated use of proceeds, potential sales under the at-the-market program, and the Company’s financing plans and capital needs. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially, including those described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance regarding the timing, amount, or terms of any future securities offerings or sales under the at-the-market program, or that such transactions will be available on acceptable terms or at all. The Company undertakes no obligation to update any forward-looking statements, except as required by law

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Number Description
1.1***	Placement Agency Agreement, dated as of September 17, 2025, by and between the Company and Maxim Group LLC
10.1**	Form of Securities Purchase Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

**Incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed September 18, 2025, File No. 001-38148.

*** Incorporated herein by reference to Exhibit 1.1 of Form 8-K, filed September 18, 2025, File No. 001-38148.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: November 13, 2025	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: November 13, 2025	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

