Form 10-K
period 2025-12-31
Co-Diagnostics, Inc.
filed 2026-03-31
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,000,000.

As of March 29, 2026, there were 3,602,465 shares of common stock, par value $0.001 per share, outstanding.

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

ITEM 1: BUSINESS

Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including molecular tools for detection of infectious diseases. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, proprietary approach to polymerase chain reaction (“PCR”) test design of primer and probe structure (“Co-Primers®”) that dramatically reduces one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer amplification (false positives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests are cleared for use in clinical labs only and not for point-of-care or at-home use.

We have developed a portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro® instrument, our patent-pending diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform” which has been designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first FDA application for 510(k) clearance for the Co-Dx PCR Pro instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following engagement with the FDA during the review process, the Company voluntarily withdrew the 510(k) submission after discussions regarding the analytical approach for detecting potential degradation of a test component over its intended shelf life. While the Company believes that the matter identified during the review process could have been addressed through additional development and clinical validation activities, management determined that the capital and time required to resubmit the COVID-19 test for 510(k) clearance would be more effectively deployed toward development and clinical validation of the Co-Dx PCR Flu A/B, COVID-19, RSV multiplex test (“ABCR”). Moving focus to this test allows the Company to incorporate more recent Co-Dx PCR platform developments into the design and test manufacturing process. Management believes that a multiplex test targeting influenza A/B, COVID-19, and RSV better aligns with current clinical demand for comprehensive upper respiratory infection testing in point-of-care settings. Accordingly, clinical performance studies for the ABCR test are currently underway. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Technology

We believe our proprietary and patented molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically than some competitors, allowing for significant margins while still positioning ourselves as a low-cost provider of molecular diagnostics and screening services. For example, we were the first US-based company to receive a CE-marking for a COVID-19 test in early 2020, as we worked to help slow the spread of the pandemic through our global network of distributors covering clinical labs in more than 50 countries. Our Logix Smart® COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an in vitro diagnostic (“IVD”) in countries that accept CE marking for regulatory clearance in a period of just over 30 days. This is a real-world example of how CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of SARS-CoV-2 or other viruses should they not be detectable using currently available tests.

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

Using our proprietary test design system and reagents, we have designed and obtained regulatory clearance in the European Community and in India (along with our joint venture, CoSara) to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. In the United States, we obtained Emergency Use Authorization (“EUA”) for our Logix Smart® COVID-19 detection test from the FDA, and we sell that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been cleared for sale in countries such as the United Kingdom, Australia, India, and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers, including an OEM’s PCR instrument which we refer to here as the “Co-Dx Box™”.

In addition to testing for infectious diseases, Co-Primers technology lends itself to identifying any section of a DNA or RNA strand that describes any type of genetic trait, which creates several significant applications. We, in conjunction with our customers, have designed tests that identify genetic traits in plant and animal genomes. We also have commercialized three multiplexed tests to test mosquitos for the presence of diseases they carry, which enables municipalities to concentrate their efforts in managing mosquito populations in specific areas where mosquitos carrying deadly viruses are known to breed.

Co-Dx PCR Platform

We believe the benefits of affordable, high-quality diagnostics should be available to everyone. High-quality point-of-care polymerase chain reaction (“PCR”) testing plays a crucial role in healthcare. It enables rapid diagnosis of infectious diseases, such as COVID-19, influenza or tuberculosis, facilitating timely treatment and containment measures. By delivering results on-site, it eliminates the need for sample transportation, reducing the risk that the sample is transported incorrectly or lost, reducing turnaround time to results, and allowing for immediate decision-making. Gold-standard PCR testing at the point of care ensures reliable detection of pathogens, minimizing incorrect results. In short, high-quality PCR testing at home and at the point of care enhances patient care, public health response, and helps control the spread of infectious diseases. That is why we have developed the Co-Dx PCR platform utilizing our Co-Primers® real-time PCR technology for at-home and point-of-care testing. Because we believe that testing for upper respiratory and other infectious diseases will continue to be a consideration for public health worldwide, we initiated the Co-Dx PCR platform to facilitate frequent, affordable, reliable PCR testing to patients in point-of-care and at-home settings, including schools, businesses, pharmacies and the hospitality industry. Our Co-Dx PCR Pro platform is comprised of a compact, relatively low-cost testing device, the Co-Dx PCR Pro instrument, together with diagnostic test cups that work with the instrument, and an intuitive mobile application that is easy to use by professionals and non-professionals, all of which can provide PCR test results in around 30 minutes. As user test results are analyzed and anonymized in the cloud, we believe this data may be useful for governmental health agencies and the World Health Organization to determine where outbreaks of infectious diseases may be occurring and to enable them to act more quickly and efficiently to slow-down or perhaps even prevent further spread.

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

The initial diagnostic test designed for use on this platform, an at-home and point-of-care COVID-19 PCR test, was ultimately facilitated by our development of a saliva or nasal swab-based PCR test that does not require RNA/DNA extraction (standard in laboratory-based PCR testing). The final result was believed to be approximately equivalent to those processed by a high-complexity clinical laboratory. Our COVID-19 PCR platform test had the advantages of increased speed over clinical laboratories, with results in around 30 minutes compared to hours or even days, and ease of handling thanks to lyophilization (or freeze-drying) of our testing reagents to allow for storage at room temperatures. In December 2023, we submitted our proprietary Co-Dx PCR COVID-19 test cups, together with the Co-Dx PCR Pro instrument and mobile application, all designed for use in point-of-care and at-home settings, for review by the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization (EUA). In June 2024, we completed our first FDA application for 510(k) clearance for the Co-Dx PCR Pro instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following engagement with the FDA during the review process, the Company voluntarily withdrew the 510(k) submission after discussions regarding the analytical approach for detecting potential degradation of a test component over its intended shelf life. While the Company believes that the matter identified during the review process could have been addressed through additional development and clinical validation activities, management determined that the capital and time required to resubmit the COVID-19 test for 510(k) clearance would be more effectively deployed toward development and clinical validation of the Co-Dx PCR Flu A/B, COVID-19, RSV multiplex test (“ABCR”). Moving focus to this test allows the Company to incorporate more recent Co-Dx PCR platform developments into the design and test manufacturing process. Management believes that a multiplex test targeting influenza A/B, COVID-19, and RSV better aligns with current clinical demand for comprehensive upper respiratory infection testing in point-of-care settings. Accordingly, we announced on November 17, 2025 that the clinical performance studies for the ABCR test were underway. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

In July 2023 we were awarded $1.2 million in funding from the National Institutes of Health (NIH) as part of the Rapid Acceleration of Diagnostics (RADx®) Tech program for development of our upper respiratory panel diagnostic test for use on the Company’s Co-Dx PCR platform. We have utilized the funds from the RADx Tech award to complete development of our flu A/B, COVID-19, and RSV multiplex test, in preparation for the clinical performance testing on the Co-Dx PCR Pro instrument, which began in November 2025. The NIH launched the RADx initiative on April 29, 2020, with the goal of speeding innovation in the development, commercialization, and implementation of technologies for COVID-19 testing, leveraging the existing NIH Point-of-Care Technology Research Network. The RADx Tech program is managed by the National Institute of Biomedical Imaging and Bioengineering (NIBIB), to support the accelerated development of tests and provide regulatory guidance during the COVID-19 pandemic and beyond.

We are also developing diagnostics tests for TB and HPV for use with our Co-Dx PCR platform. We have been awarded two grants totaling $6.8 million for the TB test and one grant totaling $987,000 for the HPV test by the Bill & Melinda Gates Foundation to support the development and manufacture of these tests for our Co-Dx PCR platform. In 2014, all United Nations Member States and the World Health Organization (WHO) committed to ending the global TB epidemic by 2030, before the COVID-19 pandemic slowed, stalled or reversed progress of global TB targets. The WHO reported a worldwide gap of roughly 2.4 million unidentified cases between the reported number of newly diagnosed TB cases in 2024 and the estimated number of incident cases, highlighting the need for a dramatic increase of affordable, high-quality, point-of-care TB diagnostics to enable rapid treatment decisions to be made for a disease that has a mortality rate of about 50% if left untreated. The National Cancer Institute estimates that high-risk HPVs cause roughly 5% of all cancers worldwide, including cervical cancer, the fourth most common cancer in women and which led to an estimated 350,000 cervical cancer deaths in 2022 according to the WHO. About 94% of these deaths are in low- and middle-income countries, and all of which the WHO believes can be dramatically reduced by access to diagnostics, vaccinations, and cancer screenings.

Infectious Disease Product Offering

Using our proprietary test design system and patented Co-Primers, we and CoSara Diagnostics Pvt Ltd (“CoSara”), our joint venture for development and manufacturing in India, design and sell PCR diagnostic tests for detection of diseases and pathogens such as COVID-19, influenza, tuberculosis, hepatitis B and C, malaria, dengue, human papillomavirus, chikungunya, and Zika virus, all of which tests have been designed and verified in our laboratories. The Co-Dx Logix Smart® Mycobacteria Tuberculosis (MTB) test and Logix Smart Zika test received CE marking in 2018, and for the Logix Smart Zika, dengue and chikungunya (ZDC) multiplex test received CE marking in 2019, qualifying the tests to be sold throughout the European community and in most countries in Central and South America (subject to local registration requirements). In December 2019, CoSara received a license from the Central Drugs Standard Control Organization (“CDSCO”) to manufacture and sell tuberculosis, hepatitis B, hepatitis C, human papillomavirus 16/18 and malaria tests in India. In February 2020, we received CE marking for our Logix Smart COVID-19 test followed by an EUA by the FDA in April 2020. Also, in April 2020, our COVID-19 test was approved for manufacture and sale in India by the CDSCO and in Mexico by the INDRE, Mexico’s equivalent to the United States Center for Disease Control. In August 2020, we received approval from the Australian Department of Health Therapeutic Goods Division to sell our COVID-19 test in Australia.

As explained above, our Logix Smart COVID-19 test was designed, developed, submitted for regulatory clearance and ready to be used as an in vitro diagnostic (“IVD”) in countries that accept CE marking for regulatory clearance in a period of just over 30 days. This is a real-world example of how CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of SARS-CoV-2 or other viruses should they not be detectable using currently available tests.

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

We first offered our Zika test in this region because of the demand for such a test at that time, followed by tests for tuberculosis, and our triplex test for Zika, chikungunya, and dengue. Sales of those tests have been modest, but with the granting of CE marking and EUA for our Logix Smart COVID-19, we experienced an increase in sales in this region.

India

In January 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed CoSara Diagnostics Pvt. Ltd. as a joint venture. The agreement provided for the construction of a manufacturing plant, the manufacture of the PCR tests using the Company’s primer technology, and the joint sales and marketing of those tests in India. We have received a license for the plant in Ranoli, India to manufacture approved tests and it is being used for testing and manufacturing of our products for the Indian market.

The CDSCO has issued clearances for 15 laboratory-based PCR tests to be sold by CoSara as IVDs, and the Company’s joint venture manufactures and sells 14 of those tests under the SaraGene brand. The Company manages a reagent rental program in India with thermocyclers purchased from a third-party manufacturer, the Co-Dx Box. The placement of thermocyclers in India has facilitated the sale of the SaraGene PCR tests in India. The WHO 2025 Global Tuberculosis Report indicates that India was the country with the highest number of cases of tuberculosis in the world in 2024, with 25% of an estimated global incidence of approximately 10.7 million cases.

CoSara received authorization to manufacture and sell COVID-19 tests in India. Those tests in India are branded as SaraGene COVID-19 tests and are sold exclusively by CoSara. The Indian government places restrictions on the price that could be charged for COVID-19 tests which limited the revenue in India more than we experienced in other parts of the world. At the time of this report, CoSara has received CDSCO clearance for RT-PCR tests for Mycobacterium tuberculosis, malaria, hepatitis B, hepatitis C (including viral load tests for both hepatitis B and C), human papillomavirus (HPV), a test for high-risk HPV, two COVID-19 assays, chikungunya, dengue, a dengue/chikungunya duplex test, an influenza A/influenza B/COVID-19 (“ABC”) multiplex test, and in 2024 CDSCO cleared the manufacture and sale of the SARAPLEX™ Influenza Multiplex (IFM) Test Kit to clinical laboratories as an in vitro diagnostic for the detection and differentiation of Influenza A and Influenza B. Additionally, in 2026, CoSara received a license from CDSCO to manufacture the CoSara PCR Pro® real-time PCR point-of-care instrument for sale or distribution.

Europe

Molecular diagnostics, such as our tests, are governed in Europe by the framework for IVDs, which encompasses diagnostic products such as reagents, instruments and systems intended for use in diagnosis of disease. The regulatory system for some IVDs historically allowed for a self-certification procedure, placing heavy responsibility on manufacturers. Non self-certified products were subject to the same standards as self-certified products but were also subject to audit and review by a notified body prior to receiving approval to receiving CE marking. A CE-marking is a manufacturer’s declaration that a product meets the requirements of the applicable European Commission (EC) directive. Examples of current obligations include having in place a qualitative manufacturing process, user instructions that are clear and fit for purpose, and ensuring that the ‘physical’ features of devices and diagnostics do not pose any danger. If a product fulfils these and other related control requirements, it may bear a CE marking, as an indication that the product is compliant with EU legislation and sold in the European Union. We have received CE markings for six of our tests including for COVID-19, COVID-19 (2 gene test), ABC (a triplex test for Flu A, Flu B and COVID-19), a DS (Direct Saliva, extraction-free) COVID-19 test, tuberculosis, Zika, and our Zika, dengue, chikungunya triplex tests. In May 2022, the In Vitro Diagnostic Regulation (IVDR), a new regulation that significantly revised the requirements for CE marking of IVDs, became effective. To avoid potential shortages of essential healthcare products, the EC extended the transition deadlines in 2024. Co-Dx is actively pursuing CE-IVD compliance under IVDR through the Annex IX route to conformity. For manufacturers actively pursuing IVDR compliance, European regulators have allowed a grace period until 2029 for Class B devices to harmonize their devices and Quality Management Systems (QMS) with the new regulation.

Co-Diagnostics PCR tests are manufactured under an ISO 13485:2016 certified quality management system, relating to the design and manufacture of our medical device products. The ISO certification indicates that we meet the standards required to pursue CE-marking for certain of our products, subject to the requirements in the updated directive mentioned above.

KSA/MENA Region

In October 2025, we entered into a definitive agreement with Arabian Eagle Manufacturing, a regional manufacturing and distribution company based in the Kingdom of Saudi Arabia (“KSA”) to form CoMira Diagnostics (“CoMira”), a joint venture dedicated to research, develop, manufacture, assemble, distribute, and commercialize Co-Dx technologies and intellectual property, including the Company’s upcoming Co-Dx™ PCR point-of-care platform, within KSA and 18 other countries throughout the Middle East and North Africa (“MENA”). CoMira’s mission aligns with the key pillars of Saudi Vision 2030, supporting technology localization, industrial diversification, and healthcare innovation, as the new venture engages in research, development, manufacturing, assembly, distribution, and commercialization of Co-Dx products. CoMira believes that initially pursuing regulatory clearance with the Saudi Food & Drug Administration (“SFDA”) will also directly facilitate entry into many of the other 18 MENA countries included in the agreement, consisting of: Bahrain, Iraq, Jordan, Kuwait, Lebanon, Oman, Palestine, Qatar, Syria, Turkey, United Arab Emirates (UAE), Yemen, Algeria, Egypt, Libya, Morocco, Sudan and Tunisia

Arabian Eagle was the Company’s primary distributor in the Middle East and was instrumental in KSA being one of the largest international markets for the Company’s Logix Smart® tests. Similar to the Company’s partnership in India with CoSara, Co-Dx will provide CoMira an exclusive license to use, manufacture, and commercialize the licensed IP, which will include the upcoming Co-Dx PCR platform as well as the Company’s existing suite of lab-based PCR diagnostic products. We believe that our cutting-edge PCR technology, along with the scope and mission of CoMira, addresses the key demand drivers for growth published by KSA while reinforcing our resolve to close the accessibility gap between high-quality PCR diagnostics and those who need them.

United States

Section 801(e) of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDA Act”) covers certain medical devices that have not yet received an approved Premarket Approval in the United States by the FDA, such as our products. We have not commenced any premarket approval of 510(k) submission steps with the FDA for any of our Logix Smart PCR tests. Section 801(e) of the FDA Act applies to medical devices that are acceptable to the importing country and that are manufactured under the FDA’s Good Manufacturing Practices, and grants Co-Diagnostics permission to export all of our IVD products. We have received EUA clearance for our Logix Smart COVID-19 test, which allows sales to qualified labs in the United States and facilitates the registration for sale in other countries as well. We intend to pursue all appropriate FDA review pathways for products under development, including traditional premarket review pathways.

Under our EUA, we continue to sell our Logix Smart COVID-19 test to overseas customers and to CLIA certified laboratories in the United States. The CLIA labs are able to use our test, or to further validate our COVID-19 tests (or other tests) as Laboratory Developed Tests (LDTs), which refers to a diagnostic test that has been validated for use in the CLIA lab. LDTs may be used by the lab only in that laboratory. CLIA laboratories develop the performance characteristics, perform the analytical validation for their LDTs and obtain licenses to offer them as diagnostic services. We are currently marketing our Logix Smart COVID-19 test to CLIA laboratories throughout the US.

Market Opportunity

The market opportunity for our tests changed radically with the emergence of the COVID-19 pandemic. Because we were able to respond rapidly and produce a quality product, we have been able to build a worldwide distribution network that has allowed us to export products throughout the world. We anticipate that our network of distributors that we have built over the past six years will serve us well in sales and distribution of other diagnostic tests and our forthcoming PCR diagnostic platform.

The molecular diagnostics market is a fast-growing portion of the in vitro (test tube-based, controlled environment) diagnostics market. There are several advantages of PCR tests over other forms of diagnostic testing. These advantages include higher specificity and sensitivity, the ability to perform multiplex tests and the ability to test for drug resistance or for individual genes.

Mosquito Vector Control Services

In response to market demand, in June 2019 we introduced our first Vector Smart® PCR tests to be used exclusively for mosquito-borne pathogens in mosquito populations. Municipalities in the US and many other countries in the world are concerned about the infections carried by mosquitos, which infect the human population. To prevent outbreaks of potentially harmful viruses such as Zika or West Nile from infecting the public, many municipalities conduct mitigation operations to eliminate the mosquito populations carrying the diseases. Because it is too expensive and potentially harmful to the environment to treat all mosquito breeding areas, municipalities may identify and focus their efforts on particular areas with mosquitos that are carrying these harmful viruses. To know where the host mosquitos with harmful viruses are located, traps are set, mosquitos collected and then tested. There are over 3,000 mosquito abatement districts throughout the United States and almost all of them conduct testing to help make the spraying more effective.

Our first vector related test was the Vector Smart NAM-w triplex test for West Nile, western equine encephalitis and St. Louis encephalitis. We began shipping the tests in June 2019. We added a second test that tests mosquitos for Zika, chikungunya and dengue in a triplex test. Finally, in November 2019, we completed the Vector Smart NAM-e test for West Nile, eastern equine encephalitis and St. Louis encephalitis, specifically for use in the eastern United States. As a result, mosquito abatement districts can test for three target viruses in one test as compared to performing three different tests using other market available tests. Our products also allow municipalities to obtain test results in-house in a matter of hours, instead of the days or weeks they might otherwise have to wait for a central lab to process the mosquito tests.

We have sold our Vector Smart test products and/or related lab equipment to testing districts in different sections of the country and are marketing our products through trade shows, electronic and regular mail solicitations.

Competitive Advantages of Co-Diagnostics

We believe that we have the following competitive advantages:

●	Affordability: Lower-cost test kits, a low-cost Co-Dx Box, and an affordable Co-Dx PCR platform for at-home and point-of-care testing (the platform is subject to FDA review and not available for sale at the time of this filing).

●	Flexibility: CODX’s lab-based tests have been designed to run on many customers’ DNA/RNA diagnostic testing machines. Our technology is well suited to the new generation of point-of-care testing (POCT), compact and portable analysis machinery for field, clinical and office applications.

●	Speed: We believe our rapid assay design system software provides shorter time to product release. This has been demonstrated with the conception, design, product manufacture, clinical verification and submission for a CE marking for our Logix Smart COVID-19 test (under the previous directive) being approximately 30 days.

●	Accuracy: We believe our technology allows us to build tests that are highly sensitive and specific, the two benchmarks for accuracy in PCR testing.

●	Personalized Medicine: We project that rising health care costs in developed and developing nations will increasingly require that health care systems be patient-specific to eliminate waste, misdiagnoses, and ineffectiveness. A critical component will be accurate, more affordable molecular diagnostics, especially in at-home and POCT settings.

●	Low-Cost Provider: Our platform technology obviates the need to pay certain patent royalties typically required of our competitors, which use third-party patented test platforms to design and manufacture their tests.

●	Worldwide Footprint: With a dynamic technology that encompasses markets worldwide, we anticipate that we can identify the best target markets, not only in low-to-middle income countries but also in developed nations.

●	Data Collection: With the anticipated deployment of the Co-Dx PCR platform we expect to play a role in decentralized diagnostics, while centralizing global data collection on infectious diseases that may contribute to faster vaccination and therapeutic responses from health authorities.

●	Growth Industry Category: We believe that real-time PCR testing is the fastest-growing segment of in vitro diagnostic testing.

●	Combination Product Offering: Our tests can be a well-designed match for a new generation of compact and other small POCT devices now entering the market, including our own Co-Dx Box and Co-Dx PCR Pro instrument. Used together, we believe these affordable tests and devices have the potential to revolutionize the molecular diagnostics industry in cost, speed of test results and simplification.

●	Multiplexing: Our existing multiplexed tests demonstrate that our Co-Primers-designed tests are able to test for multiple targets in the same sample without the distortion caused by false positives that often occur in multiplexed tests.

Intellectual Property

Much of our future success and value depends on our proprietary technology, and therefore, our patent and intellectual property strategy is of critical importance. Currently, our flagship Co-Primers technology is covered by two U.S. patents titled “Cooperative primers, probes, and applications thereof” as well as by granted and pending foreign counterparts. We have another three U.S. patents directed to our earlier work in primer and assay designs. For more recent works, we have filed international and U.S. patent applications directed to “Methods and Compositions for Next Generation Sequencing (NGS) Library Preparation,” “Allele-Specific Design of Cooperative Primers for Improved Nucleic Acid Variant Genotyping,” “Methods and Compositions Related to Cooperative Primers and Reverse Transcription,” and “Systems, Methods, and Apparatus for Automated Self-Contained Biological Analysis” which is the basis of the Co-Dx at-home and point-of-care PCR platform. In December 2025 we announced the first patent received for this platform, granted by Australia (Patent No. AU2022270084A1). This was followed by the announcement in March 2026 that the Japan Patent Office had granted Patent No. 7797537, titled “Systems, Methods, and Apparatus for Automated Self-Contained Biological Analysis,” which includes 34 claims covering the fundamental systems, methods, and apparatus of the Co-Dx PCR Pro® instrument and proprietary test cups designed for use with the system. We intend to continue building our patent portfolio as development continues and resources are available.

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

Major Customers

The Company had certain customers which were each responsible for generating 10% or more of revenue for the years ended December 31, 2025 and 2024, respectively. One customer accounted for approximately 31% of product revenue for the year ended December 31, 2024. One granting agency accounted for 100% of grant revenue for the year ended December 31, 2025, and two granting agencies accounted for approximately 95% of grant revenue for the year ended December 31, 2024. These customers and granting agencies may not account for the same percentage of product revenue or grant revenue in future periods. If we were to sell nothing to those customers in the future, it would have a material adverse effect on our financial condition unless we were able to replace those customers with others.

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

Government Regulation

In the United States, we are regulated by the FDA and our products must be approved, cleared, or authorized by the FDA before we are allowed to sell our tests in the United States as in vitro diagnostics. The FDA granted us an EUA to manufacture and sell our Logix Smart COVID-19 test to CLIA labs in the United States. The Company operates under an ISO 13485:2016 certified quality management system, relating to the design and manufacture of our medical device products. Being ISO certified greatly facilitates our applications for regulatory clearance, including CE marking, which allows us to sell any tests in most countries in Europe, South America and Asia, depending on the country and following that country’s registration process. We currently have CE markings issued for our Logix Smart COVID-19 test, tuberculosis test, Zika virus test, a Zika, dengue, and chikungunya multiplex test, a triplex “ABC” test that identifies and distinguishes between Flu A, Flu B and Covid-19, our SARS-CoV-2 2-gene multiplex test, and our DS (Direct Saliva, extraction-free) COVID-19 test. In addition, our Logix Smart COVID-19 has received the required license to manufacture and sell in India from India’s CDSCO, and The National Epidemiology Institute in Mexico evaluated our Logix Smart COVID-19 and ABC tests and approved them for sale in Mexico. We have also received clearance to sell our Logix Smart COVID-19 test in Australia.

Employees

As of December 31, 2025, we had 115 full-time and part-time employees at our executive offices and lab facilities in Salt Lake City, Utah. We have engaged independent contractors to promote the use of our products and develop outlets for products and employ the services of independent sales representatives on an “as needed” basis.

We consider our people and the way we work to support each other and serve our customers to be critical to our success. The key human capital measures and objectives that we focus on in managing our business are maintaining a strong and collaborative company culture, increasing our diversity, inclusion and belonging, offering fair and competitive compensation and benefits, investing in people and organizational development, protecting and enriching employee health and wellness, and sustaining a culture of respectful and effective communications.

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

We have a limited operating history. We began operations in April 2013. Our accumulated deficit was $80.4 million and $33.5 million as of December 31, 2025 and 2024, respectively. We do not have any way of predicting when or if we will achieve profitability in the future. Potential investors should be aware of the difficulties normally encountered by early commercial stage companies, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, obtaining regulatory approval of clearance to commercialize such tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we expect to continue to sustain substantial operating expenses and may not be able to continue generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of any investment.

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

We currently have limited committed sources of capital, and we have limited liquidity. Our cash and cash equivalents as of December 31, 2025 were $11.9 million. The Company previously maintained an Amended and Restated Equity Distribution Agreement (the “Prior ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Clear Street, LLC (“Clear Street”), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler and Clear Street, acting as sales agents, under a prospectus supplement dated October 18, 2024. As of December 31, 2025, the Company had sold 151,675 shares of common stock under the Prior ATM Agreement, resulting in net proceeds to the Company of approximately $1,660,805. The Prior ATM Agreement was subsequently terminated, and no further sales will be made under that program.

On October 20, 2025, the Company entered into a new Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to establish an at-the-market (“ATM”) equity offering program. Pursuant to the Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $10.0 million, from time to time through Maxim, acting as the Company’s sales agent. Under the terms of the Agreement, the Company will pay Maxim a commission equal to 3.0% of the gross proceeds from the sale of any shares and will reimburse Maxim for certain legal and other out-of-pocket expenses incurred in connection with its services. Sales of common stock, if any, may be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale or at prices negotiated with Maxim. The Company is not obligated to sell any shares under the Agreement and may terminate the offering at any time in accordance with its terms. The shares will be issued pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-270628), which was declared effective by the Securities and Exchange Commission on April 6, 2023. On October 20, 2025, the Company filed a prospectus supplement with the SEC relating to the new ATM program, registering up to approximately $4.1 million of shares under the shelf registration statement. As of December 31, 2025, the Company had sold 31,667 shares of common stock under the Agreement, resulting in net proceeds to the Company of approximately $258,563.

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

Our report from our independent registered public accounting firm for the year ended December 31, 2025 includes an explanatory paragraph stating that our recurring losses from operations raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. During the COVID 19 pandemic the FDA determined that circumstances existed to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic. On April 3, 2020, we received an EUA from the FDA for our Logix Smart Coronavirus Disease 2019 (COVID-19) kit for use on individuals who are suspected of COVID-19 by their healthcare provider. We cannot predict how long the EUA for our COVID-19 test will remain in place. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. The FDA may take such a position at any time and without notice and, therefore, we cannot predict how long our EUAs will remain in place. The FDA may also revoke an EUA when the circumstances justifying its issuance no longer exist, such as when an alternative is authorized for marketing through the standard procedures, including through a 510(k) clearance.

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

We are subject to numerous and evolving data protection, privacy and information security laws in the jurisdictions in which we operate. These laws govern the collection, use, disclosure, transfer and safeguarding of personal information, including health-related information. The regulatory framework for data privacy and data security is rapidly evolving, and interpretation and enforcement practices remain uncertain. New or amended laws, or differing interpretations of existing laws, may require us to incur additional compliance costs, modify our business practices or restrict certain operations.

In the United States, we may be subject to the Health Insurance Portability and Accountability Act of 1996, as amended by HITECH (collectively, “HIPAA”), to the extent we act as a covered entity or business associate. HIPAA establishes privacy and security standards for the protection of protected health information and authorizes significant civil and criminal penalties for noncompliance. In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws, and many states have adopted broader privacy and data security requirements that may impose additional obligations and liabilities.

We may also be subject to international data protection laws, including those in the European Union and other jurisdictions, which impose stringent requirements on the processing and transfer of personal information and authorize significant fines for violations.

A failure or perceived failure by us, our employees, or our third-party service providers to comply with applicable data protection laws or to adequately safeguard personal information could result in regulatory investigations or enforcement actions, fines, litigation, contractual liability, mandatory notifications, reputational harm and loss of customer confidence. We rely on third-party vendors to process and store certain data, and any security breach or noncompliance by such vendors could adversely affect us, even if we are not directly at fault.

We maintain general liability and cyber insurance coverage; however, such coverage may not be adequate to cover all liabilities or may not be available on acceptable terms in the future. Any significant data security incident, regulatory proceeding or enforcement action could materially and adversely affect our business, financial condition and results of operations.

We are subject to evolving global data protection and privacy laws, and compliance with such laws may be costly and may expose us to liability.

We collect and process personal information in connection with our operations, including clinical research activities and interactions with healthcare providers. As a result, we may be subject to various U.S. federal and state laws governing the privacy and security of personal information, including, where applicable, the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), state breach notification laws, and state consumer privacy laws such as the California Consumer Privacy Act, as amended by the California Consumer Rights Act. These laws impose requirements relating to the collection, use, disclosure and safeguarding of personal information and may provide for significant civil penalties and, in some cases, private rights of action.

We may also be subject to international data protection laws, including the European Union General Data Protection Regulation (“GDPR”) and the United Kingdom GDPR, which impose strict requirements regarding the processing and transfer of personal data and authorize substantial fines for non-compliance.

The data protection regulatory environment is rapidly evolving, and new or amended laws, differing interpretations, and increased enforcement activity may require us to incur additional compliance costs, implement new safeguards, or change our business practices. A failure or perceived failure to comply with applicable privacy and data protection laws, or any data security incident involving personal information, whether by us or our third-party service providers, could result in regulatory investigations, fines, litigation, contractual liability, reputational harm and loss of customer confidence, any of which could materially and adversely affect our business, financial condition and results of operations.

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

As previously disclosed, on January 10, 2025, the Company received a notice from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”) stating that the bid price of the Company’s common stock for the previous 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company had an initial period of 180 calendar days to regain compliance with Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must close at $1 or more for a minimum of ten consecutive business days before July 9, 2025.

On July 10, 2025, the Company received notification from the Staff indicating that the Company would have an additional 180-day grace period, until January 5, 2026, to regain compliance with NASDAQ’s $1.00 minimum bid requirement. The notification indicated that the Company did not regain compliance during the initial 180-day grace period provided under the rule. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company was eligible for the additional grace period because it met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and provided written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

In order to regain compliance with the $1.00 minimum bid price requirement, on January 1, 2026 we effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 62.9 million shares to approximately 2.1 million shares. On January 7, 2026, the Company received written notice from the Staff indicating that the Staff had determined to delist the Company’s common stock from The Nasdaq Capital Market due to the Company’s continued non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The Company subsequently requested a hearing before the Nasdaq Hearings Panel to address the bid price deficiency; however, the Company’s securities were suspended from trading on The Nasdaq Capital Market effective at the open of trading on January 14, 2026, in accordance with Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d).

On February 12, 2026, the Company participated in a hearing with the Nasdaq Hearings Panel. On March 9, 2026, the Company was formally notified by Nasdaq that it had demonstrated compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the Company’s securities resumed trading on Nasdaq effective with the open of the market on March 11, 2026, and the previously disclosed listing matter before the Nasdaq Hearing Panel was closed.

The Nasdaq Hearings Panel imposed a Discretionary Panel Monitor for a period of one year, through March 9, 2027. If, during the monitoring period, the Company’s closing bid price falls below $1.00 per share for 30 consecutive business days, the Company will not be eligible for a 180-day compliance period otherwise available under the Nasdaq Listing Rules. Rather, Nasdaq would issue a delist determination, which the Company could then appeal by requesting a hearing before the Panel. Such request would stay any further action by Nasdaq pending the conclusion of the hearing process. Although we have regained compliance with Nasdaq’s continued listing requirements, there can be no assurance that we will maintain compliance with all applicable listing standards in the future.

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

To date, we have not experienced any material internal or external cybersecurity incidents, and we do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, cybersecurity threats may affect our business. See “Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

In addition, management maintains processes to identify, assess and manage cybersecurity risks associated with third-party service providers, including vendors that have access to our systems or data. These processes include risk-based due diligence, contractual protections, and ongoing monitoring, as appropriate, based on the nature of the services provided and the sensitivity of the information involved. Management is responsible for the day-to-day oversight of cybersecurity risk, including the evaluation of potential incidents and the implementation of our incident response procedures. Cybersecurity incidents are assessed by management based on severity, scope and potential impact, and are escalated to senior management and, where appropriate, to the Audit Committee. The Audit Committee is informed of material cybersecurity risks and incidents and provides updates to the full Board of Directors as part of its oversight responsibilities.

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

ITEM 2. PROPERTIES

Our headquarters are located at 2401 S. Foothill Drive, Salt Lake City, Utah. Our current facilities have approximately 50,000 square feet of laboratory, manufacturing, storage and office space under leases that expire in 2026 through 2028. We believe the facilities we lease are sufficient to meet our needs for the foreseeable future.

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

Class Actions and Shareholder Derivative Suits

Shareholder Derivative Lawsuits (District of Utah & Utah State Court)

On September 17, 2020, a shareholder derivative lawsuit was filed in the District of Utah by Luis Aguilera, allegedly on behalf of Co-Diagnostics, Inc. The Aguilera lawsuit asserted that the defendants failed to prevent alleged securities law violations. On December 2, 2020, a second similar shareholder derivative lawsuit was filed in the District of Utah by Melvyn Klein. On April 29, 2021, the District of Utah consolidated the Aguilera and Klein lawsuits, with the Aguilera case serving as the lead case under the caption In re Co-Diagnostics, Inc. Derivative Litigation.  On November 24, 2020, an additional shareholder derivative lawsuit was filed in the District of Utah by Matthew Wallace, which named the same defendants and asserted essentially the same claims as in the Aguilera shareholder derivative action. On January 25, 2021, another similar shareholder derivative lawsuit was filed in the District of Utah by Jason Reagan. On March 18, 2021, the court consolidated the Wallace and Reagan lawsuits, with the Wallace lawsuit serving as the lead case. On March 29, 2021, an additional shareholder derivative lawsuit was filed in the Third District Court in and for Salt Lake County, State of Utah (“Utah State Court”) by Hua Ding. On December 12, 2022, a second similar shareholder derivative lawsuit was filed in Utah State Court by Kathryn Matuch. Each of the shareholder derivative lawsuits mentioned here was voluntarily dismissed without prejudice.

Stadium Capital Securities Class Action (Southern District of New York)

On August 16, 2022, Stadium Capital LLC (“Stadium”) filed a lawsuit in the United States District Court for the Southern District of New York, against Co-Diagnostics, Inc., and certain of our officers, on behalf of itself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that Co-Diagnostics and the individual defendants overstated the demand for the Company’s Logix Smart COVID-19 test in statements on May 12, 2022 and June 15, 2022, and that plaintiff suffered losses when the Company’s stock price dropped after the Company disclosed its financial results for the quarter ended June 30, 2022 in a press release on August 11, 2022. On September 19, 2022, a second plaintiff, Drew Lee, filed a similar complaint in the same court against the same defendants alleging essentially the same claims. On August 9, 2023, the court consolidated these two securities class actions into the Stadium action and appointed Stadium as lead plaintiff. On September 21, 2023, Stadium filed a consolidated amended complaint, and on October 20, 2023, defendants moved to dismiss. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss, and on April 19, 2024, the Court dismissed an additional claim. Discovery on the remaining claims closed on February 7, 2025, and the parties filed cross-motions for summary judgment on March 21, 2025. On January 14, 2026, the Court granted in part and denied in part plaintiffs’ partial motion for summary judgment and denied the defendants’ motion for summary judgment. The case has now been set for trial in the Southern District of New York on October 5, 2026. The defendants believe the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Commercial Litigation

Co-Diagnostics, Inc. v. Hukui Technology, Inc., et al. (Third Judicial District Court, Salt Lake County, Utah)

The Company initiated this action in April 2021 seeking a declaratory judgment that it had no payment obligations to the defendants in connection with certain commercial arrangements. Defendants asserted counterclaims, including breach of contract, promissory estoppel, unjust enrichment and related claims, seeking damages of approximately $2.3 million.

In November 2023, the trial court granted summary judgment in favor of the Company and dismissed all counterclaims. On appeal, the Utah Court of Appeals affirmed in part and reversed in part, reinstating certain claims. A bench trial on the remaining claims was held in February 2026.

On March 25, 2026, the trial court issued its Findings of Fact, Conclusions of Law, and Ruling, finding in favor of the Company on its declaratory judgment claim and on all remaining counterclaims asserted by the defendants. The court concluded, among other things, that the Company did not breach any agreement with the defendants and that the defendants were not entitled to any damages.

While the Company believes the matter has been favorably resolved at the trial court level, the defendants may have the right to appeal the ruling. The Company intends to continue to vigorously defend its position in the event of any further proceedings.

Co-Diagnostics, Inc. v. Pantheon International Advisors Ltd. (Utah State Court)

In May 2021, the Company filed a declaratory judgment action in Utah seeking confirmation that it had no contractual relationship or payment obligations to Pantheon. The Company obtained a final default judgment in its favor in November 2021. Pantheon subsequently initiated proceedings in the United Kingdom asserting claims of approximately $2.9 million. On March 31, 2026, the parties entered into a settlement agreement to fully resolve all disputes, without any admission of liability. Under the agreement, the Company agreed to pay $140,000, and the parties agreed to dismiss the UK proceedings with prejudice and exchange mutual releases. The Company does not expect any further material loss related to this matter.

Robert Salna v. Co-Diagnostics, Inc., et al. (Third Judicial District Court, Salt Lake County, Utah)

In February 2024, the plaintiff filed suit against the Company and certain officers in connection with a 2018 loan transaction, alleging entitlement to equity-based compensation. The complaint asserts various claims, including breach of contract, fraud, and violations of federal and state securities laws, and seeks damages of not less than $10 million.

In 2025, a non-binding arbitration resulted in a decision in favor of the Company on all claims. The plaintiff has continued to pursue the litigation. The Company has filed a motion to dismiss, which is fully briefed, and a hearing is scheduled for May 2026. The Company believes the claims are without merit and intends to defend the action vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NASDAQ market under the symbol “CODX” since July 12, 2017.

Holders

As of March 29, 2026, the last reported sales price reported on NASDAQ for our common stock was $1.75 per share. As of March 29, 2026, we had approximately 154 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our common stock is VStock Transfer LLC located at 18 Lafayette Pl, Woodmere, New York 11598.

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

Business Overview

Co-Diagnostics, Inc., a Utah corporation (the “Company” or “CODX”), develops, manufactures and sells reagents used for diagnostic tests that function via the detection and/or analysis of nucleic acid molecules (DNA or RNA), including molecular tools for detection of infectious diseases. Our diagnostics systems enable dependable, low-cost, molecular testing for organisms and genetic diseases by automating or simplifying historically complex procedures in both the development and administration of tests. CODX’s technical advance involves a novel, proprietary approach to polymerase chain reaction (“PCR”) test design of primer and probe structure (“Co-Primers®”) that dramatically reduces one of the key vexing issues of PCR amplification: the exponential growth of primer-dimer amplification (false positives) which adversely interferes with identification of the target DNA/RNA. Using our proprietary test design system and reagents, we have designed and obtained regulatory approval to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. These initial diagnostic tests are cleared for use in clinical labs only and not for point-of-care or at-home use.

We have developed a portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro® instrument, our patent-pending diagnostic test cup system and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform” which has been designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first FDA application for 510(k) clearance for the Co-Dx PCR Pro instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following engagement with the FDA during the review process, the Company voluntarily withdrew the 510(k) submission after discussions regarding the analytical approach for detecting potential degradation of a test component over its intended shelf life. While the Company believes that the matter identified during the review process could have been addressed through additional development and clinical validation activities, management determined that the capital and time required to resubmit the COVID-19 test for 510(k) clearance would be more effectively deployed toward development and clinical validation of the Co-Dx PCR Flu A/B, COVID-19, RSV multiplex test (“ABCR”). Moving focus to this test allows the Company to incorporate more recent Co-Dx PCR platform developments into the design and test manufacturing process. Management believes that a multiplex test targeting influenza A/B, COVID-19, and RSV better aligns with current clinical demand for comprehensive upper respiratory infection testing in point-of-care settings. Accordingly, clinical performance studies for the ABCR test are currently underway. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

Technology

We believe our proprietary and patented molecular diagnostics technology is paving the way for innovation in disease detection and life sciences research through our enhanced detection of genetic material. For various reasons, including owning our own platform, we believe we will be able to accomplish this faster and more economically than some competitors, allowing for significant margins while still positioning ourselves as a low-cost provider of molecular diagnostics and screening services. For example, we were the first US-based company to receive a CE-marking for a COVID-19 test in early 2020, as we worked to help slow the spread of the pandemic through our global network of distributors covering clinical labs in more than 50 countries. Our Logix Smart® COVID-19 test was designed, developed, submitted for regulatory approval and ready to be used as an in vitro diagnostic (“IVD”) in countries that accept CE marking for regulatory clearance in a period of just over 30 days. This is a real-world example of how CODX technology can be used in an evolving epidemic or pandemic to get diagnostic tools in the hands of medical professionals in a timely manner. It can be similarly used to design a test for mutated strains of SARS-CoV-2 or other viruses should they not be detectable using currently available tests.

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

Using our proprietary test design system and reagents, we have designed and obtained regulatory clearance in the European Community and in India (along with our joint venture, CoSara) to sell PCR diagnostic tests for the detection of COVID-19, influenza, tuberculosis, hepatitis B and C, human papillomavirus, malaria, chikungunya, dengue, and the Zika virus. In the United States, we obtained Emergency Use Authorization (“EUA”) for our Logix Smart® COVID-19 detection test from the FDA, and we sell that test to qualified labs. In addition, our COVID-19 detection test and certain of our other suite of COVID-19 products have been cleared for sale in countries such as the United Kingdom, Australia, India, and Mexico by the regulatory bodies in those countries and have been registered for sale in many more countries. In connection with the sale of our tests we may sell diagnostic equipment from other manufacturers, including an OEM’s PCR instrument which we refer to here as the “Co-Dx Box™”.

In addition to testing for infectious diseases, Co-Primers technology lends itself to identifying any section of a DNA or RNA strand that describes any type of genetic trait, which creates several significant applications. We, in conjunction with our customers, have designed tests that identify genetic traits in plant and animal genomes. We also have commercialized three multiplexed tests to test mosquitos for the presence of diseases they carry, which enables municipalities to concentrate their efforts in managing mosquito populations in specific areas where mosquitos carrying deadly viruses are known to breed.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2025 and 2024

The table below provides a comparison of our operating results for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

	Years Ended December 31,		Year Change
	2025	2024	Change	%
Product revenue	$418,205	$770,048	$(351,843)	-46%
Grant revenue	204,284	3,145,112	(2,940,828)	-94%
Total revenue	622,489	3,915,160	(3,292,671)	-84%
Cost of revenue	222,377	999,124	(776,747)	-78%
Gross profit	400,112	2,916,036	(2,515,924)	-86%
Operating expenses
Sales and marketing	2,381,131	4,483,339	(2,102,208)	-47%
General and administrative	9,058,283	16,157,152	(7,098,869)	-44%
Research and development	19,137,242	20,979,589	(1,842,347)	-9%
Depreciation and amortization	1,106,808	1,377,266	(270,458)	-20%
Impairment charges	18,882,000	-	18,882,000	-
Total operating expenses	50,565,464	42,997,346	7,568,118	18%
Loss from operations	(50,165,352)	(40,081,310)	(10,084,042)	25%
Other income
Interest income, net	292,932	1,091,825	(798,893)	-73%
Realized gain on investments	683,365	870,745	(187,380)	-22%
Gain (loss) on disposition of assets	(82,421)	8,291	(90,712)	-1094%
Gain on remeasurement of acquisition contingencies	805,863	714,876	90,987	13%
Loss on equity method investment in joint venture	(46,301)	(186,067)	139,766	-75%
Total other income, net	1,653,438	2,499,670	(846,232)	-34%
Loss before income taxes	(48,511,914)	(37,581,640)	(10,930,274)	29%
Income tax provision (benefit)	(1,615,978)	57,368	(1,673,346)	-2917%
Net loss	$(46,895,936)	$(37,639,008)	$(9,256,928)	25%

Revenues

For the year ended December 31, 2025, we generated $0.6 million of revenue compared to revenue of $3.9 million in the year ended December 31, 2024. The decrease in revenue of $3.3 million was primarily due to lower grant revenues, as the majority of revenue for grants previously awarded was recognized in the prior year.

Cost of Revenues and Gross Profit

Cost of revenues decreased by $0.8 million from $1.0 million for the year ended December 31, 2024 to $0.2 million for the year ended December 31, 2025. Included within cost of revenues is a decrease of approximately $0.1 million for the year ended December 31, 2025, and a decrease of approximately $0.1 million for the year ended December 31, 2024, related to reserves against certain raw materials and finished goods inventories. The initial recording of the reserves for obsolete inventory in the prior year, partially offset by the decrease in revenues in the current year, resulted in a higher gross margin percentage.

Operating Expenses

Total operating expenses were $50.6 million for the year ended December 31, 2025, compared to total operating expenses of $43.0 million for the year ended December 31, 2024. The increase in operating expenses was primarily due to the impairment charge recognized for in-process research and development intangible assets, partially offset by decreased legal expenses, stock-based compensation expense, and personnel related expenses.

Sales and marketing expenses for the year ended December 31, 2025, were $2.4 million compared to $4.5 million for the year ended December 31, 2024. The decrease of $2.1 million primarily a result of decreased stock-based compensation expense, tradeshow and travel expenses, consulting and professional services expenses, and personnel related expenses.

General and administrative expenses for the year ended December 31, 2025, were $9.1 million compared to $16.2 million for the year ended December 31, 2024. The decrease of $7.1 million was primarily due to decreases in legal expense, stock-based compensation expense and consulting and professional services expense, partially offset by increased expenses related to transaction advisory services and fees.

Research and development expenses for the year ended December 31, 2025, were $19.1 million compared to $21.0 million for the year ended December 31, 2024. The decrease of $1.8 million was primarily a result of decreased expenses related to development of the Co-Dx PCR platform, personnel related expenses, and stock-based compensation expense, partially offset by increases in expenses related to clinical trials for the Co-Dx PCR platform and professional services expense.

During the year ended December 31, 2025, the Company recognized impairment charges of $18.9 million related to in-process research and development intangible assets recorded in conjunction with the acquisitions of Idaho Molecular, Inc. and Advanced Conceptions, Inc. in 2021.

Other Income

Other income was $1.7 million for the year ended December 31, 2025, compared to other income of $2.5 million for the year ended December 31, 2024. The decrease in other income of $0.8 million was primarily due to decreases in interest income and realized gains from investments in marketable securities.

Net Loss

We realized a net loss for the year ended December 31, 2025 of $46.9 million compared to $37.6 million for the year ended December 31, 2024. The larger net loss of $9.3 million was primarily the result of the recognition of intangible asset impairment charges and decreases in grant revenues, partially offset by decreases in operating expenses. Additionally, we recorded an income tax benefit of $1.6 million during the year ended December 31, 2025, compared to an income tax expense of $0.1 million for the year ended December 31, 2024. The current year income tax benefit relates primarily to new United States tax legislation which was signed into law during 2025 which resulted in the Company being eligible for certain federal and state tax refunds related to prior years.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, we had cash and cash equivalents of $11.9 million. Additionally, our total current assets at December 31, 2025, were $13.7 million compared to total current liabilities of $3.5 million.

Net cash used in operating activities during the year ended December 31, 2025 was $29.1 million, compared to net cash used in operating activities of $29.2 million for the year ended December 31, 2024. The slight decrease in cash used in operating activities was primarily due to lower operating expenses, primarily legal expenses, offset by decreases in grant revenue, net interest income, and realized gains on investments.

Net cash provided by investing activities was $26.3 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $17.1 million during the year ended December 31, 2024. The increase in cash provided by investing activities is primarily due to the timing of the redemption of certain investments as they matured.

Net cash provided by financing activities was $11.8 million for the year ended December 31, 2025, compared to $0.1 million of cash provided by financing activities for the year ended December 31, 2024. The cash provided by financing activities during 2025 relates to issuances of common stock under the ATM and through registered direct offerings.

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

In September 2025, the Company completed a registered direct offering of 320,634 shares of its common stock to two institutional investors at an offering price of $12.00 per share, resulting in gross proceeds of approximately $3.8 million before deducting placement agent fees and other offering expenses. The shares were offered and sold pursuant to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-270628). Maxim Group LLC acted as placement agent for the transaction. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes. See Note 16 – Registered Direct Offerings to the consolidated financial statements for additional information regarding this transaction.

In October 2025, the Company terminated its Amended and Restated Equity Distribution Agreement with Piper Sandler & Co. and Clear Street, LLC, under which it had previously sold an aggregate of 151,675 shares of common stock for net proceeds of approximately $1.7 million. Concurrently, the Company entered into a new Equity Distribution Agreement with Maxim Group LLC to establish an at-the-market (“ATM”) equity offering program, under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $10.0 million from time to time. In October 2025, the Company filed a prospectus supplement with the SEC relating to the new ATM program, registering up to approximately $4.1 million of shares under the shelf registration statement. The Company expects that any proceeds from sales under the new ATM program, if utilized, would provide additional financial flexibility to support its working capital requirements and general corporate purposes. As of December 31, 2025, the Company had sold 31,667 shares of common stock under the Agreement, resulting in net proceeds to the Company of approximately $258,563. There can be no assurance as to the timing or amount of any further sales under the new ATM program. See Note 15 – At the Market Agreement to the consolidated financial statements for additional information regarding this transaction.

In October 2025 the Company completed a second registered direct offering of 400,076 shares of its common stock and 24,167 pre-funded common stock purchase warrants to two institutional investors at offering prices of $16.50 per share and $16.497 per pre-funded warrant, resulting in gross proceeds of approximately $7.0 million before deducting placement agent fees and other offering expenses. The shares were offered and sold pursuant to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-270628). Maxim Group LLC acted as placement agent for the transaction. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes. See Note 16 – Registered Direct Offerings to the consolidated financial statements for additional information regarding this transaction.

On January 1, 2026, we effected a 1-for-30 reverse stock split. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 62.9 million shares to approximately 2.1 million shares. Although this Reverse Stock Split allowed us to regain compliance with Nasdaq’s continued listing requirements, there can be no assurance that we will maintain compliance with all applicable listing standards in the future.

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

During the fourth quarter of 2025, we identified impairment indicators for our in-process research and development intangible assets, primarily due to a significant and sustained decline in our stock price and market capitalization compared to the assets’ net book value. We remeasured the fair value of these assets and recognized non-cash impairment charges of $18.9 million. This amount is reflected as impairment charges in the consolidated statements of operations and comprehensive loss for 2025. We did not recognize any impairment charges during 2024.

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

DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Co-Diagnostics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Co-Diagnostics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Intangible Assets

In December 2021 the Company acquired in-process research and development indefinite-lived intangible assets totaling $26,101,000. The Company assesses these assets for impairment at least annually or whenever events or changes in circumstances occur that may indicate impairment. The Company’s analysis for the year ended December 31, 2025, required significant judgement to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. As a result of their analysis, the Company determined there was a $18,882,000 impairment on the intangible assets. As such, the Company wrote down the assets and the value of the in-process research and development indefinite-lived intangible assets as of December 31, 2025, totaled $7,219,000.

Auditing the Company’s annual impairment assessment was complex and highly judgmental due to the significant judgment required in determining whether the intangibles were valued in a reasonable and appropriate manner. This required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence to evaluate management’s assessment in evaluating these indefinite-lived intangible assets for impairment. These procedures included among others: (1) evaluating management’s process for evaluating impairment, (2) evaluating the factors assessed by management (3) evaluating the methods for valuing the impairment that was recorded (4) evaluating other relevant factors in making our own determination, and (5) evaluating and discussing considerations and conclusions made by management.

/s/ Tanner LLP

We have served as the Company’s auditor since 2023

Salt Lake City, Utah

March 31, 2026

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$11,884,607	$2,936,544
Marketable investment securities	-	26,811,098
Accounts receivable, net	190,375	132,570
Inventory, net	992,397	1,072,724
Income taxes receivable	44,559	-
Prepaid expenses and other current assets	581,527	1,338,762
Total current assets	13,693,465	32,291,698
Property and equipment, net	2,272,098	2,761,280
Operating lease right-of-use asset	1,207,453	2,114,876
Intangible assets, net	7,219,000	26,101,000
Investment in joint ventures	350,569	294,304
Total assets	$24,742,585	$63,563,158
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,878,225	$3,294,254
Accrued expenses	865,301	2,562,169
Operating lease liability, current	662,258	915,619
Contingent consideration liabilities, current	119,036	502,819
Deferred revenue	14,800	40,857
Total current liabilities	3,539,620	7,315,718
Long-term liabilities
Income taxes payable	-	713,643
Operating lease liability	574,301	1,236,560
Contingent consideration liabilities	-	422,080
Total long-term liabilities	574,301	2,372,283
Total liabilities	4,113,921	9,688,001
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,256,654 shares issued and 2,095,031 shares outstanding as of December 31, 2025 and 1,263,408 shares issued and 1,101,785 shares outstanding as of December 31, 2024	67,700	37,902
Treasury stock, at cost; 161,623 shares held as of December 31, 2025 and December 31, 2024, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	116,510,298	102,472,210
Accumulated other comprehensive income	-	418,443
Accumulated deficit	(80,373,539)	(33,477,603)
Total stockholders’ equity	20,628,664	53,875,157
Total liabilities and stockholders’ equity	$24,742,585	$63,563,158

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024
Product revenue	$418,205	$770,048
Grant revenue	204,284	3,145,112
Total revenue	622,489	3,915,160
Cost of revenue	222,377	999,124
Gross profit	400,112	2,916,036
Operating expenses
Sales and marketing	2,381,131	4,483,339
General and administrative	9,058,283	16,157,152
Research and development	19,137,242	20,979,589
Depreciation and amortization	1,106,808	1,377,266
Impairment charges	18,882,000	-
Total operating expenses	50,565,464	42,997,346
Loss from operations	(50,165,352)	(40,081,310)
Other income, net
Interest income, net	292,932	1,091,825
Realized gain on investments	683,365	870,745
Gain (loss) on disposition of assets	(82,421)	8,291
Gain on remeasurement of acquisition contingencies	805,863	714,876
Loss on equity method investment in joint ventures	(46,301)	(186,067)
Total other income, net	1,653,438	2,499,670
Loss before income taxes	(48,511,914)	(37,581,640)
Income tax provision (benefit)	(1,615,978)	57,368
Net loss	$(46,895,936)	$(37,639,008)
Other comprehensive income (loss)
Change in net unrealized gains (losses) on marketable securities, net of tax	(418,443)	271,743
Total other comprehensive income (loss)	$(418,443)	$271,743
Comprehensive loss	$(47,314,379)	$(37,367,265)

Loss per common share:
Basic and Diluted	$(35.25)	$(37.22)
Weighted average shares outstanding:
Basic and Diluted	1,330,200	1,011,179

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2023	-	$-	1,203,611	$36,108	$(15,575,795)	$96,808,436	$146,700	$4,161,405	$85,576,854
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	10,491	315	-	230,349	-	-	230,664
Stock-based compensation expense	-	-	49,306	1,479	-	5,433,425	-	-	5,434,904
Other comprehensive loss, net of tax	-	-	-	-	-	-	271,743	-	271,743
Net loss	-	-	-	-	-	-	-	(37,639,008)	(37,639,008)
Balance as of December 31, 2024	-	$-	1,263,408	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,477,603)	$53,875,157
Common stock issued for option exercises	-	-	758	23	-	12,477	-	-	12,500
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	172,852	5,185	-	1,678,878	-	-	1,684,063
Stock-based compensation expense	-	-	58,092	1,743	-	2,246,310	-	-	2,248,053
Issuance of common stock related to financial advisory services	-	-	16,667	500	-	134,500	-	-	135,000
Issuance of common stock related to registered direct offering, net of offering costs	-	-	744,877	22,347	-	9,965,923	-	-	9,988,270
Other comprehensive loss, net of tax	-	-	-	-	-	-	(418,443)	-	(418,443)
Net loss	-	-	-	-	-	-	-	(46,895,936)	(46,895,936)
Balance as of December 31, 2025	-	$-	2,256,654	$67,700	$(15,575,795)	$116,510,298	$-	$(80,373,539)	$20,628,664

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(46,895,936)	$(37,639,008)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,106,808	1,377,266
Impairment charges	18,882,000	-
Stock-based compensation expense	2,248,053	5,434,904
Common stock issued for financial advisory services	135,000	-
Change in fair value of acquisition contingencies	(805,863)	(714,876)
Non-cash lease expense	(8,197)	13,510
Realized gain on investments	(683,365)	(870,745)
Loss from equity method investment	46,301	186,067
(Gain) loss on disposition of assets	82,421	(8,291)
Recoveries of credit losses	(26,006)	(15,035)
Inventory obsolescence expense (recovery)	(50,944)	326,512
Changes in assets and liabilities:
Accounts receivable	(31,799)	186,391
Prepaid expenses and other assets	585,926	412,056
Inventory	131,271	265,489
Deferred revenue	(26,057)	(321,592)
Income taxes payable	(713,643)	54,457
Accounts payable, accrued expenses and other liabilities	(3,112,897)	2,157,850
Net cash used in operating activities	(29,136,927)	(29,155,045)
Cash flows from investing activities
Purchases of property and equipment	(700,047)	(748,352)
Proceeds from maturities of marketable investment securities	33,666,959	58,765,487
Purchases of marketable securities	(6,590,939)	(40,802,588)
Investment in joint ventures	(102,566)	(143,750)
Net cash provided by investing activities	26,273,407	17,070,797
Cash flows from financing activities
Proceeds from exercise of options	12,500	-
Issuance of common stock related to at-the-market offering, net of offering costs	1,810,813	103,914
Issuance of common stock related to registered direct offering, net of offering costs	9,988,270	-
Net cash provided by financing activities	11,811,583	103,914
Net increase (decrease) in cash and cash equivalents	8,948,063	(11,980,334)
Cash and cash equivalents at beginning of period	2,936,544	14,916,878
Cash and cash equivalents at end of period	$11,884,607	$2,936,544
Supplemental disclosure of cash flow information
Cash received for income taxes	$(858,870)	$-
Supplemental disclosure of non-cash investing and financing transactions
Receivable from issuance of common stock, collected in 2025	$-	$126,750

See accompanying notes to consolidated financial statements.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Reverse Stock Split

On January 1, 2026, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its common stock. The Reverse Stock Split did not change the par value of the Company’s common stock, which remains $0.001 per share, nor did it change the number of authorized shares of common stock.

Proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards and warrants, as well as to the applicable exercise prices. All historical and per-share information has been retroactively adjusted to reflect the Reverse Stock Split.

Liquidity and Going Concern

In its annual report on Form 10-K for the year ended December 31, 2024, the Company concluded, in accordance with the criteria identified in Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”), that substantial doubt existed about the Company’s ability to continue as a going concern. This conclusion was driven by the Company’s historical operating losses, negative cash flows from operations, and existing liquidity position at that time.

During the year ended December 31, 2025, the Company completed various transactions designed to improve its liquidity and capital structure, primarily through the sale of shares under the Company’s ATM Agreement and through two registered direct offerings of common stock.

Despite these actions, management determined that the conditions that raised substantial doubt in the prior year have not been alleviated and therefore has concluded that substantial doubt continues to exist about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.

The Company’s ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors.

The consolidated financial statements as of December 31, 2025, have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our consolidated statements of operations and comprehensive loss. Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements. All material long-lived assets are based in the United States and India.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

Revision of Previously Issued Financial Statements

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company identified an immaterial error in its previously issued consolidated financial statements for the year ended December 31, 2024. The error related to the accounting for the Company’s joint venture investment. Specifically, the Company had overstated its investment in joint ventures balance and accumulated deficit balance by $436,761 as of December 31, 2024, as a result of an incorrect application of the equity method of accounting. Management evaluated the error and concluded that it was not material to the previously issued financial statements and that correcting the error in the current period would also be immaterial. Accordingly, the accompanying consolidated financial statements for the year ended December 31, 2024 have been revised to reflect the correction of this error.

The following table summarizes the effect of the revision on the previously reported line items in the Company’s December 31, 2024 consolidated balance sheet:

Balance Sheet	As Previously
Line Item	Reported	Revision	As Revised
Investment in joint ventures	$731,065	$(436,761)	$294,304
Accumulated deficit	$(33,040,842)	$(436,761)	$(33,477,603)

There was no impact on the Company’s consolidated statements of operations and comprehensive loss, consolidated statements of cash flows, or loss per share for any period presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and highly liquid investments with an original maturity date of 90 days or less from the date of purchase. The fair value of cash equivalents approximated their carrying value as of December 31, 2025, and December 31, 2024. The Company has its cash and cash equivalents with a large creditworthy financial institution and the balance exceeded federally insured limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for credit losses for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market condition, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At December 31, 2025, total accounts receivable was $230,752 with an allowance for uncollectable accounts of $40,377 resulting in a net amount of $190,375. At December 31, 2024, total accounts receivable was $242,625 with an allowance for uncollectable accounts of $110,055 resulting in a net amount of $132,570. At December 31, 2023, total accounts receivable was $504,264 with an allowance for uncollectable accounts of $200,338 resulting in a net amount of $303,926.

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

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At December 31, 2025, the Company had $992,397 in inventory, of which $512,186 was finished goods and $480,211 was raw materials. At December 31, 2024, the Company had $1,072,724 in inventory, of which $567,281 was finished goods and $505,443 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $56,708 and $54,987 related to the change in inventory reserves during the years ended December 31, 2025 and 2024, respectively.

Intangible Assets

Indefinite-lived intangible assets are not amortized, but rather tested for impairment at least annually on December 31, or more often if and when circumstances indicate that the carrying value may not be recoverable. Finite-lived intangible assets are amortized over their useful lives.

The assessment of the Company’s indefinite lived intangible asset involves comparing the fair value of the asset, determined using the income approach which is based on discounted cash flow techniques, to the carrying value of the asset. The fair value determination is based on the concept of evaluating the highest and best use of the asset in the hands of a market participant and considers the current use and any other use that is financially feasible, justifiable, and reasonably probable. If the fair value is less than the carrying value, an impairment expense is recorded for the difference between those values.

During 2025, the Company identified impairment indicators for its in-process research and development intangible assets, primarily due to a significant and sustained decline in our stock price and market capitalization compared to the assets’ net book value. The Company remeasured the fair value of these assets and recognized non-cash impairment charges of $18,882,000. This amount is reflected as impairment charges in the consolidated statements of operations and comprehensive loss for 2025.

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

For in-process research and development projects acquired in business combinations, the in-process research and development project is capitalized and evaluated for impairment until the development process has been completed. Once the development process has been completed the asset will be amortized over its remaining estimated useful life. The Company reviews its long-lived assets, including property and equipment, indefinite-lived and finite-lived intangible assets, and right-of-use (“ROU”) assets, for impairment whenever an event or change in facts and circumstances indicates that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds fair value.

Leases

Leases with a term longer than 12 months are recognized on the balance sheet as ROU assets and lease liabilities and are classified as either finance or operating leases, with that classification affecting the pattern and classification of expense recognition in the statement of operations and comprehensive loss. ROU assets are evaluated for impairment as a long-lived asset.

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

Grant Revenue

The Company may submit applications to receive grant funding from governmental and non-governmental entities. The Company accounts for grants by analogizing to the contribution accounting model under ASC 958-605, Not-for-Profit Entities (“ASC 958”). Revenues from grants, contracts, and awards provided by governmental and non-governmental agencies are recorded based upon the terms of the specific agreements. The Company recognizes grant funding without conditions or continuing performance obligations as revenue in the consolidated statements of operations and comprehensive income (loss). The Company recognizes grant funding with conditions or continuing performance obligations as deferred revenue in the consolidated balance sheets if the conditions or performance obligations have not yet been met. The Company recognized grant funding revenue of $204,284 and $3,145,112 during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, respectively, the Company has also recorded $0 and $40,857 of deferred revenue related to grant funding for which the cash was received, but the underlying conditions or performance obligations have not yet been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

Deferred Revenue

Deferred revenue primarily consists of payments received from customers prior to the Company fulfilling its performance obligation of providing the product. When this occurs, the Company records a contract liability as deferred revenue. Deferred revenue is recognized as revenue as the related performance obligations are satisfied.

Research and Development

Research and development costs are expensed when incurred. The Company recorded $19,137,242 and $20,979,589 of research and development costs for the years ended December 31, 2025 and 2024, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of revenue for the years ended December 31, 2025 and 2024, respectively. One customer accounted for approximately 31% of product revenue for the year ended December 31, 2024. One granting agency accounted for 100% of grant revenue for the year ended December 31, 2025, and two granting agencies accounted for approximately 95% of grant revenue for the year ended December 31, 2024.

Two customers accounted for more than 10% of accounts receivable at December 31, 2025, and two customers accounted for more than 10% of accounts receivable at December 31, 2024. These customers together accounted for approximately 82% and 94% of accounts receivable at December 31, 2025 and 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The standard is effective for the Company for full year 2025 reporting, with early adoption permitted. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025, and applied the new disclosure requirements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides authoritative guidance for the accounting and presentation of government grants received by business entities, distinguishing between grants related to assets and grants related to income. Early adoption is permitted and entities may apply the standard using a modified prospective, modified retrospective, or full retrospective transition approach, subject to the specific criteria outlined in the ASU. The standard becomes effective for the Company for full year 2029 reporting. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies and improves the guidance in Accounting Standards Codification Topic 270, Interim Reporting. Early adoption is permitted and entities may apply the standard prospectively or retrospectively. The standard becomes effective for the Company for interim 2028 reporting. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In December 2025, FASB issued ASU 2025-12, Codification Improvements, which includes narrow-scope amendments to the FASB Accounting Standards Codification to clarify, correct errors, and make minor improvements to existing U.S. GAAP. This standard becomes effective for the Company for interim and full year 2027 reporting. As the amendments are not expected to introduce new recognition or measurement principles, the Company does not expect a material impact on its consolidated financial statements related to ASU 2025-12.

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	December 31, 2025
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$11,884,607	$-	$11,884,607	$11,884,607	$-
Total	$11,884,607	$-	$11,884,607	$11,884,607	$-

	December 31, 2024
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$2,936,544	$-	$2,936,544	$2,936,544	$-
Level 2:
U.S. treasury securities	26,392,655	418,443	26,811,098	-	26,811,098
Subtotal	26,392,655	418,443	26,811,098	-	26,811,098
Total	$29,329,199	$418,443	$29,747,642	$2,936,544	$26,811,098

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$119,036	$119,036
Total liabilities measured at fair value	$-	$-	$119,036	$119,036

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$441,000	$-	$-	$441,000
Marketable securities (U.S. treasury bills and notes)	-	26,811,098	-	26,811,098
Total assets measured at fair value	$441,000	$26,811,098	$-	$27,252,098
Liabilities:
Contingent consideration - common stock	$-	$-	$743,794	$743,794
Contingent consideration - warrants	-	-	181,105	181,105
Total liabilities measured at fair value	$-	$-	$924,899	$924,899

The Company’s financial instruments that are measured at fair value on a recurring basis consist of certificates of deposit and U.S. treasury bills and notes as of December 31, 2025 and 2024, respectively.

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

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2024	$924,899
Change in fair value of contingent consideration issued for business acquisitions	(805,863)
Fair value as of December 31, 2025	$119,036

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

	December 31, 2025	December 31, 2024
Stock price	$5.10	$22.50
Strike price	$273.75	$273.75
Volatility	21.4%	246.4%
Risk-free rate	3.5%	4.3%
Expected term (years)	1.0	2.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Useful Lives in years	2025	2024
Lab equipment	3 - 5	$5,039,148	$4,920,781
Leasehold improvements	0 - 5	968,573	947,674
Office equipment, furniture and other	2 - 5	173,668	173,668
Less accumulated depreciation and amortization		(3,909,291)	(3,280,843)
Fixed assets, net		$2,272,098	$2,761,280

Note 6 – Intangible Assets

Intangible assets, net consisted of the following:

	December 31, 2025
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$7,219,000	$-	$7,219,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$8,313,000	$(1,094,000)	$7,219,000

	December 31, 2024
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$26,101,000	$-	$26,101,000
Non-competition agreements		1,094,000	(1,094,000)	-
Total intangible assets		$27,195,000	$(1,094,000)	$26,101,000

The Company completed its impairment test for the in-process research and development during the fourth quarter of 2025, resulting in a partial impairment of the intangible asset which is reflected in impairment charges on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The Company did not record any impairment during the year ended December 31, 2024.

Changes in the Company’s in-process research and development for the year ended December 31, 2025 were as follows:

Balance as of December 31, 2024	$26,101,000
Impairment of in-process research and development	(18,882,000)
Balance as of December 31, 2025	$7,219,000

Note 7 – Investment in Joint Ventures

On October 27, 2025, the Company formed a new joint venture, CoMira Diagnostics (“CoMira”), with Arabian Eagle Manufacturing to research, develop, manufacture, assemble, distribute, and commercialize the Company’s technologies and intellectual property within the Kingdom of Saudi Arabia and other countries throughout the Middle East and North Africa. The Company invested an initial $102,566, representing a 50% ownership interest. The investment is accounted for under the equity method of accounting.

Note 8 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Payroll liabilities	$700,981	$820,621
Legal fees	146,000	1,666,914
Other accrued liabilities	18,320	74,634
Total accrued expenses	$865,301	$2,562,169

Note 9 – Revenue

The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2025	2024
United States
Product revenue	$377,265	$378,212
Grant revenue	204,284	3,145,112
Total United States	581,549	3,523,324
Rest of World
Product revenue	40,940	391,836
Grant revenue	-	-
Total Rest of World	40,940	391,836
Total	$622,489	$3,915,160
Percentage of revenue by area:
United States	93%	90%
Rest of World	7%	10%

Deferred Revenue

Changes in the Company’s deferred revenue balance for the years ended December 31, 2025 and 2024 were as follows:

Balance as of December 31, 2023	$362,449
Revenue recognized included in deferred revenue balance at the beginning of the period	(301,972)
Decrease due to reclassification of previously deferred amounts	(19,620)
Balance as of December 31, 2024	$40,857
Revenue recognized included in deferred revenue balance at the beginning of the period	(40,857)
Increase due to prepayments from customers	14,800
Balance as of December 31, 2025	$14,800

Note 10 – Loss per Share

All share and per-share data, including basic and diluted loss per share and weighted average shares outstanding, have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on January 1, 2026, as if the reverse stock split had occurred at the beginning of the earliest period presented.

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Numerator
Net loss, as reported	$(46,895,936)	$(37,639,008)

Denominator
Weighted average shares, basic	1,330,200	1,011,179
Dilutive effect of stock options, warrants and RSUs	-	-
Shares used to compute diluted loss per share	1,330,200	1,011,179

Basic loss per share	$(35.25)	$(37.22)
Diluted loss per share	$(35.25)	$(37.22)

The computation of diluted loss per share for the years ended December 31, 2025 and December 31, 2024 also excludes approximately 47,000 shares of common stock and 15,500 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the years ended December 31, 2025 and 2024, respectively, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of December 31, 2025, consisting of: (i) 28,801 restricted stock units and (ii) 13,051 options and warrants, and potentially dilutive securities as of December 31, 2024, consisting of: (i) 49,189 restricted stock units and (ii) 17,738 options.

Note 11 – Stock-Based Compensation

Reverse Stock Split

On January 1, 2026, the Company effected a 1-for-30 reverse stock split of its common stock. The Reverse Stock Split did not change the par value of the Company’s common stock, which remains $0.001 per share, nor did it change the number of authorized shares of common stock.

Proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards and warrants, as well as to the applicable exercise prices. All historical and per-share information has been retroactively adjusted to reflect the Reverse Stock Split.

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 400,000 shares of common stock.

The Incentive Plan expired on December 31, 2025. The Company’s board of directors adopted in March 2025, and in May 2025 shareholders approved, the Co-Diagnostics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. At December 31, 2025, the number of awards available for issuance under the 2025 Plan was 246,933, including unused awards which rolled over from the Incentive Plan upon its expiration. No awards have been made under the 2025 Plan.

Stock Options

The following table summarizes option activity during the years ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	34,695	$65.70	$41.10	4.89
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2024	34,695	$65.70	$41.10	3.88
Granted	-	-	-
Expired	(2,334)	$38.77	$22.80
Forfeited/Cancelled	-	-	-
Exercised	(758)	16.50	14.65
Outstanding at December 31, 2025	31,603	$68.91	$43.05	3.14

Exercisable at December 31, 2025	31,603	$68.91	$43.05	3.14

There were 758 and 0 options exercised during the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of outstanding options at December 31, 2025 and 2024 was approximately $0 and $0, respectively. As of December 31, 2025, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the years ended December 31, 2025 and 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	97,517	$119.70
Granted	51,834	33.30
Vested	(49,306)	129.00
Forfeited/Cancelled	(8,634)	121.20
Unvested at December 31, 2024	91,411	$75.00
Granted	86,847	7.58
Vested	(58,092)	48.50
Forfeited/Cancelled	(6,141)	120.61
Unvested at December 31, 2025	114,025	$34.51

As of December 31, 2025, there was $2,495,988 of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table summarizes warrant activity during the years ended December 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	16,167	$264.30	$38.70	3.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2024	16,167	$264.30	$30.00	2.0
Granted	-	-	-
Expired	(667)	42.00	455.70
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2025	15,500	$273.75	$-	1.0

There were no warrants exercised during the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of outstanding warrants at December 31, 2025 was $0.

There are no warrants exercisable at December 31, 2025. The ability to exercise the 15,500 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Years Ended December 31,
	2025	2024
Cost of sales	$-	$20,831
Sales and marketing	355,838	1,068,175
General and administrative	1,929,440	3,985,281
Research and development	(37,225)	360,617
Total stock-based compensation expense	$2,248,053	$5,434,904

Note 12 – Income Taxes

The components of the provision (benefit) for income taxes consist of the following for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Current:
Federal	$(1,348,586)	$40,031
State	(267,392)	17,337
Total current	$(1,615,978)	$57,368
Deferred:
Federal	(7,838,432)	(7,610,511)
State	(2,059,379)	(394,244)
Change in valuation allowance	9,897,811	8,004,755
Total deferred	-	-
Total income tax provision (benefit)	$(1,615,978)	$57,368

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31, 2025
U.S. federal statutory rate	$(10,187,502)	21.0%
State and local income taxes, net of federal income tax effect (a)	(640,593)	1.3%
Effect of changes in tax laws or rates enacted in the current period	5,685	0.0%
Tax credits
Research and development credits	(1,163,440)	2.4%
Changes in valuation allowance	7,838,433	-16.2%
Nontaxable or nondeductible items
Stock based compensation	574,070	-1.2%
Contingent consideration remeasurement	(169,231)	0.3%
Other	74,808	-0.2%
Change in unrecognized tax benefits	(539,126)	1.1%
Other adjustments
Federal refund due to OBBBA	(870,633)	1.8%
Change in deferred balances due to OBBBA	3,251,940	-6.7%
Other	209,611	-0.3%
Total provision for (benefit from) income taxes and effective tax rate	$(1,615,978)	3.3%

(a)	State taxes in Massachusetts made up the majority (greater than 50%) of the tax effect in this category

	Year Ended December 31, 2024
U.S. federal statutory rate	$(7,892,144)	21.0%
State and local income taxes, net of federal income tax effect	(147,008)	0.4%
Effect of changes in tax laws or rates enacted in the current period	17,708	0.0%
Tax credits
Research and development credits	(691,801)	1.8%
Changes in valuation allowance	8,004,755	-21.3%
Nontaxable or nondeductible Items
Stock based compensation	738,310	-2.0%
Contingent consideration remeasurement	(150,124)	0.4%
Other	74,886	-0.2%
Change in unrecognized tax benefits	120,180	-0.3%
Other adjustments
Federal refund due to OBBBA	-	0.0%
Change in deferred balances due to OBBBA	-	0.0%
Other	(17,394)	0.0%
Total provision for (benefit from) income taxes and effective tax rate	$57,368	-0.2%

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company filed amended federal income tax returns for tax years 2022 and 2023 under the OBBBA provisions and subsequently received a $870,633 refund from the Internal Revenue Service.

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 as required by ASU 2023-09:

Year Ended December 31, 2025

Cash paid for income taxes, net of refunds:
Federal	$(870,633)
State	11,763
Total	$(858,870)

Net deferred tax assets and liabilities consist of the following components as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities	$39,066	$44,364
Reserves and allowances	644,915	643,206
Deferred compensation	367,775	638,454
Section 174 costs	553,562	9,372,153
Lease liability	296,605	491,744
UNICAP	9,181	20,846
Net operating loss carryforwards	22,035,104	8,552,938
Research and development credits	3,303,255	2,314,332
Other	2,677	196
Total gross deferred tax assets	27,252,140	22,078,233
Less valuation allowance	(24,877,802)	(14,884,382)
Total deferred tax assets	2,374,338	7,193,851
Deferred tax liabilities:
Property and equipment, net	(234,815)	(418,148)
Intangibles, net	(1,731,564)	(5,963,713)
Prepaids	(118,336)	(233,162)
Right of use asset	(289,623)	(483,220)
Other comprehensive income	-	(95,608)
Total deferred tax liabilities	(2,374,338)	(7,193,851)

Net deferred tax asset (liability)	$-	$-

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations for the three-year period ended December 31, 2025. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at December 31, 2025, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of December 31, 2025, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $24,877,802 at December 31, 2025 and $14,884,382 at December 31, 2024.

The following table summarizes changes in the valuation allowance during the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Valuation allowance at beginning of year	$14,884,382	$6,938,829
Change in valuation allowance	9,993,420	7,945,553
Valuation allowance at end of year	$24,877,802	$14,884,382

At December 31, 2025, the Company had federal net operating loss carryforwards of $92,932,557 and federal research and development credit carryforwards of $2,987,836. The net operating losses have an indefinite carryforward period. If not utilized, the credits will begin to expire in 2042. At December 31, 2025, the Company had state net operating loss carryforwards of $59,475,952 and $1,137,149 of state research and development credit carryforwards. Of the total state net operating losses, $43,809,105 are attributable to Utah. All of the Utah net operating losses are carried forward indefinitely. The remaining state net operating loss carryforwards are attributable to various other states and begin to expire in 2044. If unused, the state research credit carryforward will expire in 2036.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Our unrecognized tax benefit balances included $618,749 at December 31, 2025 and $1,200,035 at December 31, 2024 of tax positions that, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions. During the next 12 months, the Company does not anticipate a material change in the unrecognized tax benefits. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

	December 31,
	2025	2024
Unrecognized tax benefits at the beginning of the year	$1,200,035	$1,078,431
Gross increases - current year tax positions	111,065	137,527
Gross increases - prior year tax positions	-	51,225
Gross decreases - prior year tax positions	(692,351)	(67,148)
Unrecognized tax benefits at end of year	$618,749	$1,200,035

Interest and penalties in year-end balance	$-	$128,783

The Company is subject to taxation in the United States and other state jurisdictions. The tax years from December 31, 2022 through December 31, 2025 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority.

Note 13 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases.

For the years ended December 31, 2025 and 2024, respectively, components of lease expense are summarized as follows:

	Years Ended December 31,
	2025	2024
Operating lease costs	$1,037,497	$1,019,500
Short-term lease costs	-	54,289
Total lease costs	$1,037,497	$1,073,789

As of December 31, 2025, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2026	$714,630
2027	300,591
2028	308,462
Thereafter	-
Total lease payments	1,323,683
Less: imputed interest	87,124
Present value of operating lease liabilities	1,236,559
Less: current portion	662,258
Long-term portion	$574,301

Other information related to operating leases was as follows:

Year Ended December 31, 2025
Cash paid for operating leases included in operating cash flows	$1,045,694
Remaining lease term of operating leases	2.3
Discount rate of operating leases	6.2%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in one class action suit claiming that the Company overstated the demand for its Logix Smart COVID-19 test and that the plaintiffs suffered losses when the Company’s stock dropped after the Company disclosed its financial results. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to three civil actions, two in the US and the other in the United Kingdom. Each of the civil actions is based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and is defending the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Note 14 – Share Repurchase Program

In March 2022, the Company’s board of directors authorized a share repurchase program that would allow the Company to repurchase up to $30,000,000 of CODX common stock. The repurchase program does not obligate the Company to acquire any particular number of common shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The timing and amount of any share repurchases under the share repurchase program will be determined by Co-Diagnostics’ management at its discretion based on ongoing assessments of the capital needs of the business, the market price of the Company’s common stock, corporate and regulatory requirements, and general market conditions.

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. There were no shares repurchased under this program during the year ended December 31, 2025.

Note 15 – At-the-Market Agreement

The Company previously maintained an Amended and Restated Equity Distribution Agreement (the “Prior ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Clear Street, LLC (“Clear Street”), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $17,111,650 from time to time through Piper Sandler and Clear Street, acting as sales agents, under a prospectus supplement dated October 18, 2024. As of December 31, 2025, the Company had sold 151,675 shares of common stock under the Prior ATM Agreement, resulting in net proceeds to the Company of $1,660,805. The Prior ATM Agreement was subsequently terminated, and no further sales will be made under that program.

On October 20, 2025, the Company entered into a new Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to establish an at-the-market (“ATM”) equity offering program. Pursuant to the Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $10,000,000, from time to time through Maxim, acting as the Company’s sales agent. Under the terms of the Agreement, the Company will pay Maxim a commission equal to 3.0% of the gross proceeds from the sale of any shares and will reimburse Maxim for certain legal and other out-of-pocket expenses incurred in connection with its services. Sales of common stock, if any, may be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale or at prices negotiated with Maxim. The Company is not obligated to sell any shares under the Agreement and may terminate the offering at any time in accordance with its terms. The shares will be issued pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-270628), which was declared effective by the Securities and Exchange Commission on April 6, 2023. On October 20, 2025, the Company filed a prospectus supplement with the SEC relating to the new ATM program, registering up to $4,086,645 of shares under the shelf registration statement. As of December 31, 2025, the Company had sold 31,667 shares of common stock under the Agreement, resulting in net proceeds to the Company of approximately $258,563.

Note 16 – Registered Direct Offerings

On September 17, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two institutional investors (the “Investors”) named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under Nasdaq rules by the Company directly to the Investors (the “Offering”) an aggregate of 320,634 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, at an offering price of $12.00 per share. The offering closed on September 18, 2025. The gross proceeds to the Company from the offering were approximately $3,847,600, before deducting the placement agent’s fees and other offering expenses. The Offering Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-270628). The Company agreed to pay Maxim Group LLC (“Maxim”), as placement agent, an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the offering as well as up to $50,000 for fees and expenses of legal counsel.

On October 28, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two institutional investors (the “Investors”) pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under Nasdaq rules (the “Offering”), (i) 400,076 shares of its common stock, par value $0.001 per share (the “Shares”), at an offering price of $16.50 per share, and (ii) pre-funded common stock purchase warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 24,167 shares of common stock at an offering price of $16.497 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance, and will remain exercisable until exercised in full. The Offering closed on October 29, 2025. Gross proceeds to the Company were approximately $7.0 million, before deducting placement agent fees and other offering expenses. The securities were offered and sold pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-270628), which was declared effective by the Securities and Exchange Commission on April 6, 2023. Maxim Group LLC (“Maxim”) acted as placement agent for the Offering. The Company agreed to pay Maxim a fee equal to 7.0% of the gross proceeds from the sale of the securities, as well as up to $50,000 for the fees and expenses of its legal counsel. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Note 17 – Related Party Transactions

The Company employs two employees who are related to current or former executive officers. Seth Egan, the Company’s Chief Commercialization and Strategy Officer, and Winston Egan, the Company’s Director of Customer Experience, are each sons of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2025, total compensation paid to Seth Egan, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $365,000, and total compensation paid to Winston Egan, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $175,500.

Prior to the acquisition of Advanced Conceptions by the Company in December 2021, the Company’s President, Richard Abbott was serving as President of Advanced Conception. At the time of the acquisition, Mr. Abbott was an indirect shareholder of Advanced Conceptions, Inc. through his fifty percent (50%) ownership interest in Whiteknob LLC. Whiteknob LLC owned 71.61% of Advanced Conceptions at the time of the acquisition. The terms of the acquisition agreement between the Company and Advanced Conceptions include the opportunity for Whiteknob LLC to earn an additional 16,913 common shares and an additional 5,551 common stock purchase warrants of Co-Diagnostics upon the achievement of certain milestones. Should those milestone events be achieved Mr. Abbott would have a fifty percent (50%) interest in the common shares and common stock purchase warrants.

In August 2023, the Company entered into a services agreement with CoSara, the Company’s equity method investment, under which CoSara provides certain research and development consulting and support services. During the years ended December 31, 2025 and 2024, respectively, the Company recognized $904,988 and $559,832 of expense related to this agreement.

Note 18 – Subsequent Events

Reverse Stock Split

On December 5, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”). On December 29, 2025, the Company’s Board of Directors approved a reverse stock split ratio of 1-for-30. The Company filed the amendment with the Secretary of State of the State of Utah, and the Reverse Stock Split became effective on January 1, 2026.

As a result of the Reverse Stock Split, every 30 shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock without any change in par value per share. Fractional shares were rounded up to the nearest whole share.

The Reverse Stock Split reduced the number of shares of common stock outstanding from 62,850,916 shares to 2,095,031 shares. The number of authorized shares of common stock and the par value per share remained unchanged.

All share and per-share amounts presented in the accompanying consolidated financial statements, including loss per share, weighted-average shares outstanding, stock-based compensation awards, and warrants, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Nasdaq Listing Status

Subsequent to December 31, 2025, the Company regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). As previously disclosed, the Company’s common stock had been subject to a bid price deficiency and was suspended from trading on The Nasdaq Capital Market effective January 14, 2026.

On March 9, 2026, the Company received written notice from The Nasdaq Stock Market LLC indicating that it had demonstrated compliance with the $1.00 minimum bid price requirement and all other applicable criteria for continued listing. Accordingly, trading of the Company’s common stock on The Nasdaq Capital Market resumed at the open of market on March 11, 2026.

Nasdaq also notified the Company that it will be subject to a Discretionary Panel Monitor through March 9, 2027. During this monitoring period, if the Company’s closing bid price falls below $1.00 per share for 30 consecutive business days, Nasdaq may issue a delisting determination without providing an additional compliance period.

Operating Lease Amendment

Subsequent to December 31, 2025, the Company entered into an amendment to its existing operating lease agreement for its corporate headquarters located in Salt Lake City, Utah. The amendment extends the lease term from its original expiration date of February 28, 2026, to December 31, 2028, and includes fixed annual rent escalations consistent with the original agreement. No other material terms of the lease were modified.

Common Stock Sales Under At-the-Market Agreement

Subsequent to December 31, 2025, the Company sold 1,507,434 shares of common stock under the Agreement, resulting in net proceeds to the Company of $4,334,671.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation, management has concluded that our disclosure controls and procedures are effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this evaluation, management determined that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting because we are a non-accelerated filer and therefore are not required to comply with Section 404(b) of the Sarbanes-Oxley Act. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit non-accelerated filers to provide only management’s report in the 10-K.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

On March 31, 2026, the Company approved and initiated a workforce reduction as part of an ongoing effort to align its cost structure with current business conditions and strategic priorities. The workforce reduction impacts approximately 26% of the Company’s employees across multiple functions. The Company expects that the reduction in force will be substantially completed by April 15, 2026. The Company does not expect to incur material charges in connection with this workforce reduction, as affected employees will receive only compensation through their respective termination dates and payment of accrued obligations in accordance with existing Company policies and applicable law. Accordingly, the Company does not currently anticipate recognizing significant restructuring or severance-related expenses associated with this action. The Company expects that the workforce reduction will result in a reduction of operating expenses beginning in the second quarter of 2026. The Company continues to evaluate its cost structure and may take additional actions as deemed appropriate to support its long-term strategic objectives.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 29, 2026. The following is information on the business experience of each director and executive officer now serving and a discussion of the qualifications, attributes and skills that led to the board of directors’ conclusion that each one is qualified to serve as a director or as an executive officer as the case may be. Executive officers serve at the discretion of the board of directors.

Name	Age	Position
Dwight Egan	72	Chief Executive Officer, President and Chairman of the Board
Brian Brown	50	Chief Financial Officer and Secretary
Richard Abbott	54	President
Eugene Durenard	56	Director
James Nelson	73	Director
Richard Serbin	81	Director
Edward Murphy	61	Director

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

Board and Committee Matters

Our board of directors has five members. The Chairman of the Board and our Chief Executive Officer, Dwight Egan, is a member of the board and is a full-time employee of the Company. Eugene Durenard, Edward Murphy, James Nelson and Richard Serbin are non-employee directors, and the board has determined that these persons (who constitute a majority of the board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The board met eleven times during the year ended December 31, 2025. All directors attended more than seventy-five percent (75%) of the meetings of the board and committee meetings of which such director was a member held during 2025.

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

Audit Committee and Financial Expert

Our audit committee currently is comprised of Messrs. Durenard, Nelson, Murphy and Serbin with Mr. Durenard serving as chairperson of the audit committee. The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures. The board of directors has adopted a written audit committee charter. A current copy of the audit committee charter is available to security holders on our website at www.codiagnostics.com. Our board has determined that all our directors that are serving on the audit committee are “independent” under the definition of independence in the Marketplace rules of the NASDAQ listing standards. The Audit Committee met four times during the year ended December 31, 2025. All committee members attended more than seventy-five percent (75%) of the meetings of the Audit Committee held during 2025.

Our board of directors has determined that Mr. Durenard meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Serbin, Nelson, Murphy and Durenard with Mr. Serbin serving as chairperson of the compensation committee. The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans. The board of directors has adopted a written compensation committee charter. A current copy of the compensation committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined that all of our directors serving on the compensation committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Compensation Committee did not meet as a separate committee in 2025, but rather, because the committee is comprised of all four independent directors, committee matters were addressed as necessary in meetings of the board for the year ended December 31, 2025.

Corporate Governance Committee

Our Corporate Governance Committee currently includes Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Nelson serving as chairperson of the Corporate Governance Committee. Among other items, the committee is tasked by the board of directors to develop and recommend to the board the Corporate Governance Guidelines of the Company and oversee compliance therewith. A current copy of the Corporate Governance committee charter is available to shareholders on our website at www.codiagnostics.com. Our board has determined all directors serving on the Corporate Governance committee are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards. The Corporate Governance Committee did not meet as a separate committee in 2025, but rather, because the committee is comprised of all four independent directors, committee matters were addressed as necessary in meetings of the board for the year ended December 31, 2025.

Nominating Committee

Our Nominating Committee was split from the Corporate Governance Committee in 2022 and currently includes Messrs. Nelson, Murphy, Durenard and Serbin with Mr. Murphy serving as chairperson of the Nominating Committee. The Nominating Committee has been established by the board, among other things to: assist the board in effecting board organization, membership and function including identifying qualified board nominees; assist the board in effecting the organization, membership and function of board committees including the composition of board committees and recommending qualified candidates therefor; evaluate and provide successor planning for the Chief Executive Officer and other executive officers; and develop criteria for board membership, such as independence, term limits, age limits and ability of former employees to serve on the board and the evaluation of candidates’ qualifications for nominations to the board and its committees as well as removal therefrom. The Nominating Committee did not meet as a separate committee in 2025, but rather, because the committee is comprised of all four independent directors, committee matters were addressed as necessary in meetings of the board for the year ended December 31, 2025.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2025 and 2024. We have omitted in this report certain columns otherwise required to be included because there was no compensation made with respect to such columns, as permitted by applicable SEC regulations.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Comp	Total Compensation
Dwight Egan President & Chief Executive Officer	2025	$400,000	$60,000	$68,750	$-	$528,750
	2024	$391,667	$20,000	$305,250	$-	$716,917

Brian Brown Chief Financial Officer and Secretary	2025	$320,000	$45,000	$56,250	$-	$421,250
	2024	$313,333	$15,000	$249,750	$-	$578,083

Richard Abbott President	2025	$290,000	$15,000	$55,000	$-	$360,000
	2024	$276,666	$15,000	$133,200	$-	$424,866

(1)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards as the RSUs vest over three years.

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

Outstanding Equity Awards at Fiscal Year-End 2025

The following table contains certain information concerning outstanding equity awards for the Named Executive Officers as of December 31, 2025.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	Price	Date	(#)		($) (1)	(#)	($)
Dwight Egan	1,667	-	$78.90	09/20/28	-		-	-	-
	1,667	-	$33.00	09/02/29	-		-	-	-
	-	-	-	-	1,528	(4)	$260	-	-
	-	-	-	-	4,583	(5)	$779	-	-
	-	-	-	-	7,639	(6)	$1,299	-	-

Brian Brown	-	-	-	-	1,250	(4)	$213	-	-
	-	-	-	-	3,750	(5)	$638	-	-
	-	-	-	-	6,250	(6)	$1,063	-	-

Richard Abbott	-	-	-	-	1,098	(2)	$187	-	-
	-	-	-	-	584	(3)	$99	-	-
	-	-	-	-	2,000	(5)	$340	-	-
	-	-	-	-	6,111	(6)	$1,039	-	-

(1) Based on $5.10 per share, which was the closing price of our common stock on December 31, 2025.

(2) Consists of restricted stock units granted on 7/25/2022, which vest in 6 installments commencing six months after the achievement of certain specified milestones and continuing every six months thereafter.

(3) Consists of restricted stock units granted on 1/17/2023, which vest in 6 installments commencing six months after the achievement of certain specified milestones and continuing every six months thereafter.

(4) Consists of restricted stock units granted on 5/15/2023, which vest in 6 installments commencing on 11/23/2023 and continuing every six months thereafter.

(5) Consists of restricted stock units granted on 4/26/2024, which vest in 6 installments commencing on 11/23/2024 and continuing every six months thereafter.

(6) Consists of restricted stock units granted on 8/11/2025, which vest in 6 installments commencing on 11/23/2025 and continuing every six months thereafter.

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

The table below summarizes the compensation paid or accrued by us to each of our non-employee directors for the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Stock Awards: Value of Restricted Stock Units (1)	Total
Richard Serbin (2)	$106,500	$31,250	$137,750
James Nelson (3)	$106,500	$31,250	$137,750
Edward Murphy (4)	$106,500	$31,250	$137,750
Eugene Durenard (5)	$109,500	$31,250	$140,750

(1)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units, or RSUs, granted under our 2015 Plan as computed in accordance with FASB ASC Topic 718. Note that the amounts reported in this column reflect the accounting value for these equity awards and do not correspond to the actual economic value that may be received from the equity awards. The RSUs vested immediately upon grant.
(2)	As of December 31, 2025, Mr. Serbin had 5,694 RSU awards outstanding.
(3)	As of December 31, 2025, Mr. Nelson had 5,694 RSU awards outstanding.
(4)	As of December 31, 2025, Mr. Murphy had 5,694 RSU awards outstanding.
(5)	As of December 31, 2025, Mr. Durenard had 5,694 RSU awards outstanding.

Our non-employee directors receive cash compensation of $100,000 per year, paid quarterly. In 2024, they also received 3,667 RSU’s vesting 1/6th equally in November 2024, 2025, and 2026 and May 2025, 2026, and 2027. In 2025, they received 4,167 RSU’s vesting 1/6th equally in November 2025, 2026, and 2027 and May 2026, 2027, and 2028. In addition, non-employee directors may be entitled to receive special awards of stock options or RSUs from time to time as determined by the board. The chairman of the board and the chairperson of each of the audit, corporate governance, nomination, and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance. Directors who are employees of the Company receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant or 30 days after the date they cease to be directors. Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

Equity Incentive Plans

Under our Amended and Restated 2015 Long-term Incentive Plan (the “2015 Plan”) and our 2025 Equity Incentive Plan (the “2025 Plan”), the board of directors may issue incentive stock-based awards to employees, directors and consultants of the company. Options awarded generally expire ten years after being granted. Any stock-based awards granted vest in accordance with the vesting schedule determined by the board of directors. Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We maintain and grant awards under the 2025 Plan and continue to maintain previously granted awards under the 2015 Plan, which will remain in effect until their expirations by their terms.

The purpose of our incentive plans is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to the company by providing them with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our stockholders. These plans are designed to provide us with flexibility to select from among various equity-based compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing stock-based awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 29, 2026, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each named executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 29, 2026. Applicable percentage ownership in the following table is based on 3,602,465 shares of common stock, after the effects of the January 2026 reverse stock split, plus, for each individual, any securities that individual has the right to acquire within 60 days of March 29, 2026.

The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Co-Diagnostics, Inc., 2401 S. Foothill Drive, Suite D, Salt Lake City, Utah 84109.

	Number of Shares Beneficially Owned	Percentage of Class (1)
Named Executive Officers and Directors
Dwight Egan (1)	32,860	*
Brian Brown	23,729	*
Richard Abbott	23,791	*
Edward Murphy (2)	12,751	*
Eugene Durenard	10,668	*
James Nelson (3)	12,335	*
Richard Serbin (4)	11,433	*
All Directors and Executive Officers as a Group (7 persons)	127,567	3.5%

*Represents beneficial ownership of less than 1%.

(1)	Includes exercisable options to acquire 3,334 shares of common stock.
(2)	Includes exercisable options to acquire 1,667 shares of common stock.
(3)	Includes exercisable options to acquire 1,667 shares of common stock.
(4)	Includes exercisable options to acquire 682 shares of common stock.

Equity Compensation Plan Information

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options and Rights		(b) Weighted-average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a))

Equity compensation plans approved by stockholders	145,628	(1)	$68.91	(2)	246,933
Equity compensation plans not approved by stockholders	-		$-		-
Total	145,628	(1)	$68.91	(2)	246,933

(1)	Includes options and restricted stock units outstanding under our 2015 and 2025 Equity Incentive Plans.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company employs two employees who are related to current or former executive officers. Seth Egan, the Company’s Chief Commercialization and Strategy Officer, and Winston Egan, the Company’s Director of Customer Experience, are each sons of Dwight Egan, the Company’s President and Chief Executive Officer and Chairman of the Board. During the year ended December 31, 2025, total compensation paid to Seth Egan, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $0.4 million, and total compensation paid to Winston Egan, including salaries, bonuses, and the grant date fair value of equity awards which vest over three years, was $0.2 million.

Prior to the acquisition of Advanced Conceptions by the Company in December 2021, the Company’s President, Richard Abbott was serving as President of Advanced Conception. At the time of the acquisition, Mr. Abbott was an indirect shareholder of Advanced Conceptions, Inc. through his fifty percent (50%) ownership interest in Whiteknob LLC. Whiteknob LLC owned 71.61% of Advanced Conceptions at the time of the acquisition. The terms of the acquisition agreement between the Company and Advanced Conceptions include the opportunity for Whiteknob LLC to earn an additional 16,913 common shares and an additional 5,551 common stock purchase warrants of Co-Diagnostics upon the achievement of certain milestones. Should those milestone events be achieved Mr. Abbott would have a fifty percent (50%) interest in the common shares and common stock purchase warrants.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses for professional services rendered by our principal accounting firm, Tanner LLC, for the years ended December 31, 2025 and 2024, respectively, are as follows:

	Years Ended December 31,
	2025	2024
Audit fees	$180,309	$176,078
Audit related fees	359,601	18,845
Total fees	$539,910	$194,923

Audit fees relate to professional services provided in connection with the audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit related fees relate to audits of the financial statements of Cosara, audits of the financial statements of our benefit plans, and professional services related to our equity financing transactions.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, IDMO Acquisition Corp., Idaho Molecular Inc., and Company Representative dated as of December 21, 2021.		Form 8-K (Exhibit 2.1)	12/23/21	001-38148

2.1.2	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Idaho Molecular, Inc., and Kirk Ririe, as Company Representative		Form 8-K (Exhibit 2.2)	06/16/22	001-38148

2.2*+	Agreement and Plan of Merger by and between Co-Diagnostics, Inc, ACI Acquisition Corp., Advanced Conceptions, Inc., and Company Representative dated as of December 21, 2021		Form 8-K (Exhibit 2.2)	12/23/21	001-38148

2.2.1	Amendment to Agreement and Plan of Merger by and among Co-Diagnostics, Inc., Advanced Conceptions, Inc., and Richard Abbott, as Company Representative		Form 8-K (Exhibit 2.1)	06/16/22	001-38148

3.1	Articles of Incorporation		Draft Registration Statement (Exhibit 3.1)	01/12/17	377-01467

3.1.1	Amendment to the Articles of Incorporation		Draft Registration Statement (Exhibit 3.1.1)	01/12/17	377-01467

3.1.2	Articles of Amendment to Articles of Incorporation		Form 8-K (Exhibit 3.2)	01/03/19	001-38148

3.1.3	Articles of Amendment		Form 10-K (Exhibit 3.1.3)	03/24/22	001-38148

3.1.4	Articles of Amendment		Form 10-K (Exhibit 3.1.3)	03/16/23	001-38148

3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Co-Diagnostics, Inc.		Form 8-K (Exhibit 3.1)	12/30/25	001-38148

3.2	Amended and Restated Bylaws of Co-Diagnostics, Inc.		Form 10-K (Exhibit 3.2)	03/27/25	001-38148

4.1	Description of Registrant’s securities	X

4.2	Form of Indenture		Registration Statement (Exhibit 4.1)	03/16/23	333-270628

4.3	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	10/29/25	001-38148

10.1	Exclusive Agreement between Co-Diagnostics, Inc. and DNA Logix, Inc., dated April 18, 2014		Draft Registration Statement (Exhibit 10.2)	01/12/17	377-01467

10.2#	Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan		Form S-8/A	11/20/20	333-237684

10.3	Form of Indemnification Agreement		Form S-1/A (Exhibit 10.13.8)	05/24/17	333-217542

10.4	Shareholders’ Agreement between Co-Diagnostics and Synbiotics Limited, dated January 27, 2017		Form S-1 (Exhibit 10.16)	04/28/17	333-217542

10.5	Amended Exclusive License Agreement between Co-Diagnostics, Brent Satterfield, and DNA Logix, Inc., dated January 1, 2017		Form S-1 (Exhibit 10.17)	04/28/17	333-217542

10.6	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (ACI Warrant)		Form 10-K (Exhibit 10.6)	03/24/22	001-38148

10.7	Warrant Agreement between Co-Diagnostics, Inc and VStock Transfer, LLC. Dated December 31, 2021 (IDMO Warrant)		Form 10-K (Exhibit 10.7)	03/24/22	001-38148

10.9	Lease Agreement 2401 Foothill Drive		Form 10-K (Exhibit 10.9)	03/24/22	001-38148

10.9.1	Amendment #1 to Lease		Form 10-K (Exhibit 10.9.1)	03/24/22	001-38148

10.9.2	Amendment #2 to Lease		Form 10-K (Exhibit 10.9.2)	03/24/22	001-38148

10.10#	Co-Diagnostics, Inc. Change in Control Plan		Form 8-K (Exhibit 10.1)	05/16/23	001-38148

10.11	Commercial Lease Agreement, dated June 1, 2023, between Ozone Biotech, LLC and Co-Diagnostics, Inc.		Form 10-Q (Exhibit 10.1)	08/10/23	001-38148

10.12	Commercial Lease Agreement, dated September 18, 2023, between Ge Estate, LLC and Co-Diagnostics, Inc.		Form 10-Q (Exhibit 10.1)	11/09/23	001-38148

10.13	Placement Agency Agreement, dated as of September 17, 2025, by and between the Company and Maxim Group LLC		Form 8-K (Exhibit 1.1)	09/18/25	001-38148

10.14	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	09/18/25	001-38148

10.15	Equity Distribution Agreement between Co-Diagnostics, Inc. and Maxim Group LLC, dated October 20, 2025		Form 8-K (Exhibit 10.1)	10/20/25	001-38148

10.16	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	10/29/25	001-38148

10.17	Placement Agency Agreement, dated as of October 28, 2025, by and between the Company and Maxim Group LLC		Form 8-K (Exhibit 1.1)	10/29/25	001-38148

10.18#	Co-Diagnostics, Inc. 2025 Equity Incentive Plan		Form S-8 (Exhibit 10.1)	01/21/26	333-292855

14.1	Code of Ethics for Senior Financial Officers		Form 10-K (Exhibit 14.1)	03/30/20	001-38148

19	Insider trading policies and procedures		Form 10-K (Exhibit 19)	03/27/25	001-38148

21.1	Subsidiaries of Registrant	X

23.1	Consent of Tanner LLC	X

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Co-Diagnostics, Inc. Clawback Policy		Form 10-K (Exhibit 97)	03/14/24	001-38148

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

(A)	iXBRL (INline Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	X

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

CO-DIAGNOSTICS, INC.

Date: March 31, 2026	By:	/s/ Dwight Egan
Dwight Egan
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Brian Brown
Brian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dwight Egan	Chief Executive Officer, President and Director	March 31, 2026
Dwight Egan	(Principal Executive Officer)

/s/ Brian Brown	Chief Financial Officer	March 31, 2026
Brian Brown	(Principal Financial and Accounting Officer)

/s/ Eugene Durenard	Director	March 31, 2026
Eugene Durenard

/s/ Edward Murphy	Director	March 31, 2026
Edward Murphy

/s/ James Nelson	Director	March 31, 2026
James Nelson

/s/ Richard Serbin	Director	March 31, 2026
Richard Serbin

