Form 10-Q
period 2026-03-31
Co-Diagnostics, Inc.
filed 2026-05-14
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 3,602,465 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$8,230,984	$11,884,607
Accounts receivable, net	82,339	190,375
Inventory, net	846,119	992,397
Income taxes receivable	49	44,559
Prepaid expenses and other current assets	622,760	581,527
Total current assets	9,782,251	13,693,465
Property and equipment, net	2,158,670	2,272,098
Operating lease right-of-use asset	2,002,597	1,207,453
Intangible assets, net	7,219,000	7,219,000
Investment in joint ventures	337,208	350,569
Total assets	$21,499,726	$24,742,585
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,017,852	$1,878,225
Accrued expenses	1,364,754	865,301
Operating lease liability, current	857,638	662,258
Contingent consideration liabilities, current	43,756	119,036
Deferred revenue	600	14,800
Total current liabilities	4,284,600	3,539,620
Long-term liabilities
Operating lease liability	1,172,716	574,301
Total long-term liabilities	1,172,716	574,301
Total liabilities	5,457,316	4,113,921
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 3,764,088 shares issued and 3,602,465 shares outstanding as of March 31, 2026 and 2,256,654 shares issued and 2,095,031 shares outstanding as of December 31, 2025	69,207	67,700
Treasury stock, at cost; 161,623 shares held as of March 31, 2026 and December 31, 2025, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	121,062,575	116,510,298
Accumulated deficit	(89,513,577)	(80,373,539)
Total stockholders’ equity	16,042,410	20,628,664
Total liabilities and stockholders’ equity	$21,499,726	$24,742,585

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Product revenue	$145,954	$50,277
Total revenue	145,954	50,277
Cost of revenue	193,768	21,590
Gross profit (loss)	(47,814)	28,687
Operating expenses
Sales and marketing	467,955	657,030
General and administrative	2,503,126	2,773,149
Research and development	5,934,071	4,870,019
Depreciation and amortization	255,445	280,445
Total operating expenses	9,160,597	8,580,643
Loss from operations	(9,208,411)	(8,551,956)
Other income, net
Interest income, net	6,974	13,601
Realized gain on investments	-	301,465
Gain on remeasurement of acquisition contingencies	75,280	717,067
Loss on equity method investment in joint ventures	(13,361)	(1,444)
Total other income, net	68,893	1,030,689
Loss before income taxes	(9,139,518)	(7,521,267)
Income tax provision	520	12,004
Net loss	$(9,140,038)	$(7,533,271)
Other comprehensive income (loss)
Change in net unrealized gains (losses) on marketable securities, net of tax	-	(87,790)
Total other comprehensive income (loss)	$-	$(87,790)
Comprehensive loss	$(9,140,038)	$(7,621,061)

Loss per common share:
Basic and Diluted	$(4.06)	$(7.05)
Weighted average shares outstanding:
Basic and Diluted	2,253,474	1,068,299

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(9,140,038)	$(7,533,271)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	255,445	280,445
Stock-based compensation expense	219,114	875,228
Change in fair value of acquisition contingencies	(75,280)	(717,067)
Non-cash lease expense	(1,349)	438
Realized gain on investments	-	(301,465)
Loss from equity method investment	13,361	1,444
Provision for credit losses	4,164	4,143
Inventory obsolescence recoveries	(27,884)	(37,321)
Changes in assets and liabilities:
Accounts receivable	103,872	(7,964)
Prepaid expenses and other assets	3,277	205,907
Inventory	174,162	26,736
Deferred revenue	(14,200)	-
Income taxes payable	-	11,484
Accounts payable, accrued expenses and other liabilities	639,080	(1,553,951)
Net cash used in operating activities	(7,846,276)	(8,745,214)
Cash flows from investing activities
Purchases of property and equipment	(142,017)	(91,913)
Proceeds from maturities of marketable investment securities	-	13,893,675
Purchases of marketable securities	-	(6,444,804)
Net cash (used in) provided by investing activities	(142,017)	7,356,958
Cash flows from financing activities
Issuance of common stock related to at-the-market offering, net of offering costs	4,334,670	354,746
Net cash provided by financing activities	4,334,670	354,746
Net decrease in cash and cash equivalents	(3,653,623)	(1,033,510)
Cash and cash equivalents at beginning of period	11,884,607	2,936,544
Cash and cash equivalents at end of period	$8,230,984	$1,903,034
Supplemental disclosure of cash flow information

Cash received for income taxes	$46,136	$-
Supplemental disclosure of non-cash investing and financing transactions

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,029,215	$-

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2025	-	-	2,256,654	67,700	(15,575,795)	116,510,298	-	(80,373,539)	20,628,664
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	1,507,434	1,507	-	4,333,163	-	-	4,334,670
Stock-based compensation	-	-	-	-	-	219,114	-	-	219,114
Net loss	-	-	-	-	-	-	-	(9,140,038)	(9,140,038)
Balance as of March 31, 2026	-	$-	3,764,088	$69,207	$(15,575,795)	$121,062,575	$-	$(89,513,577)	$16,042,410

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2024	-	$-	1,263,408	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,477,603)	$53,875,157
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	17,303	519	-	354,227	-	-	354,746
Stock-based compensation	-	-	-	-	-	875,228	-	-	875,228
Other comprehensive loss, net of tax	-	-	-	-	-	-	(87,790)	-	(87,790)
Net loss	-	-	-	-	-	-	-	(7,533,271)	(7,533,271)
Balance as of March 31, 2025	-	-	1,280,711	38,421	(15,575,795)	103,701,665	330,653	(41,010,874)	47,484,070

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company’s cash and cash equivalents as of March 31, 2026, the Company’s current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through equity and/or debt financing, seeking additional grant funding, and through operational efficiencies. Our ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements as of March 31, 2026 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for doubtful accounts for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At March 31, 2026 total accounts receivable was $126,881 with an allowance for uncollectable accounts of $44,542 resulting in a net amount of $82,339. At December 31, 2025 total accounts receivable was $230,752 with an allowance for uncollectable accounts of $40,377 resulting in a net amount of $190,375. At December 31, 2024 total accounts receivable was $242,625 with an allowance for uncollectable accounts of $110,055 resulting in a net amount of $132,570.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At March 31, 2026, the Company had $846,119 in net inventory, of which $358,209 was finished goods and $487,910 was raw materials. At December 31, 2025, the Company had $992,397 in net inventory, of which $512,186 was finished goods and $480,211 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $154,989 and $41,174 related to the change in inventory reserves during the three months ended March 31, 2026 and 2025, respectively.

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

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets. Judgments and tax strategies are subject to audit by various taxing authorities. The Company has uncertain income tax positions in the condensed consolidated financial statements, and adverse determinations by these taxing authorities could have a material adverse effect on the condensed consolidated financial position, results of operations, or cash flows.

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three months ended March 31, 2026 and 2025. Five customers accounted for approximately 84% of product revenue recognized during the three months ended March 31, 2026. Three customers accounted for approximately 59% of product revenue recognized during the three months ended March 31, 2025.

Two customers accounted for more than 10% of accounts receivable at March 31, 2026, and two customers accounted for more than 10% of accounts receivable at December 31, 2025. These customers together accounted for approximately 49% and 82% of accounts receivable at March 31, 2026 and December 31, 2025, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Early adoption is permitted and entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. The standard became effective for the Company for interim and full year 2026 reporting. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	March 31, 2026
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$8,230,984	$-	$8,230,984	$8,230,984	$-
Total	$8,230,984	$-	$8,230,984	$8,230,984	$-

	December 31, 2025
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$11,884,607	$-	$11,884,607	$11,884,607	$-
Total	$11,884,607	$-	$11,884,607	$11,884,607	$-

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy:

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$43,756	$43,756
Total liabilities measured at fair value	$-	$-	$43,756	$43,756

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$119,036	$119,036
Total liabilities measured at fair value	$-	$-	$119,036	$119,036

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

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2025	$119,036
Change in fair value of contingent consideration issued for business acquisitions	(75,280)
Fair value as of March 31, 2026	$43,756

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

	March 31, 2026	December 31, 2025
Stock price	$1.86	$5.10
Strike price	$273.75	$273.75
Volatility	16.3%	21.4%
Risk-free rate	3.7%	3.5%
Expected term (years)	0.8	1.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2026
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$7,219,000	$-	$7,219,000
Total intangible assets		$7,219,000	$-	$7,219,000

	December 31, 2025
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$7,219,000	$-	$7,219,000
Total intangible assets		$7,219,000	$-	$7,219,000

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2026	2025
United States
Product revenue	$81,054	$40,177
Grant revenue	-	-
Total United States	81,054	40,177
Rest of World
Product revenue	64,900	10,100
Grant revenue	-	-
Total Rest of World	64,900	10,100
Total	$145,954	$50,277
Percentage of revenue by area:
United States	56%	80%
Rest of World	44%	20%

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2026 were as follows:

Balance as of December 31, 2025	$14,800
Revenue recognized included in deferred revenue balance at the beginning of the period	(14,800)
Increase due to prepayments from customers	600
Balance as of March 31, 2026	$600

Note 7 – Loss Per Share

All share and per-share data, including basic and diluted loss per share and weighted average shares outstanding, have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on January 1, 2026, as if the reverse stock split had occurred at the beginning of the earliest period presented.

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss, as reported	$(9,140,038)	$(7,533,271)

Denominator
Weighted average shares, basic	2,253,474	1,068,299
Dilutive effect of stock options, warrants and RSUs	-	-
Shares used to compute diluted loss per share	2,253,474	1,068,299

Loss per share, basic and diluted	$(4.06)	$(7.05)

The computation of diluted loss per share for the three months ended March 31, 2026 and 2025, respectively, also excludes approximately 47,000 shares of common stock and 15,500 warrants to purchase shares of common stock that are contingent upon the achievement of certain milestones.

As a result of incurring a net loss for the three months ended March 31, 2026 and 2025, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of March 31, 2026, consisting of: (i) 113,828 restricted stock units and (ii) 30,009 options and warrants. The Company had potentially dilutive securities as of March 31, 2025, consisting of: (i) 90,081 restricted stock units and (ii) 31,282 options and warrants.

Note 8 – Stock-Based Compensation

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

Stock Incentive Plans

The Company’s board of directors adopted, and shareholders approved, the Co-Diagnostics, Inc. Amended and Restated 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) providing for the issuance of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. On August 31, 2022, the shareholders approved an increase in the number of awards available for issuance under the Incentive Plan to an aggregate of 400,000 shares of common stock.

The 2015 Incentive Plan expired on December 31, 2025. The Company’s board of directors adopted in March 2025, and in May 2025 shareholders approved, the Co-Diagnostics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) providing for the issuance of up to 223,333 shares of common stock plus any shares that become available in connection with the cancellation or forfeiture of awards issued under the 2015 Incentive Plan. The 2025 Plan provides for the award of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. At March 31, 2026, the number of awards available for issuance under the 2025 Plan was 250,747, including unused awards which rolled over from the 2015 Incentive Plan upon its expiration. No awards have been made under the 2025 Plan.

Stock Options

The following table summarizes option activity during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	31,603	$68.91	$43.05	3.14
Granted	-	-	-
Expired	(2,981)	$24.19	$15.00
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2026	28,622	$73.57	$45.97	3.04

Exercisable at March 31, 2026	28,622	$73.57	$45.97	3.04

The aggregate intrinsic value of outstanding options at March 31, 2026 and 2025 was approximately $0.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of March 31, 2026, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	114,025	$34.51
Granted	-	-
Vested	-	-
Forfeited/Cancelled	(833)	7.58
Unvested at March 31, 2026	113,192	$34.71

As of March 31, 2026, there was approximately $2,270,853 of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.

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

The following table summarizes warrant activity during the three months ended March 31, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	15,500	$273.75	$-	1.0
Granted	-	-	-
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2026	15,500	$273.75	$-	0.8

The aggregate intrinsic value of outstanding warrants at March 31, 2026 was $0.

There are no warrants exercisable at March 31, 2026. The ability to exercise the 15,500 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027. There was no unrecognized stock-based compensation expense related to warrants.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$31,420	$136,197
General and administrative	221,101	735,915
Research and development	(33,407)	3,116
Total stock-based compensation expense	$219,114	$875,228

Note 9 – Income Taxes

For the three months ended March 31, 2026, the Company recognized expense from income taxes of $520, representing an effective tax rate of 0.0%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three months ended March 31, 2025, the Company recognized expense from income taxes of $12,004.

Note 10 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases.

The components of lease expense are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$261,687	$258,065
Total lease costs	$261,687	$258,065

As of March 31, 2026, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2026 (remainder)	$775,605
2027	691,311
2028	710,904
Thereafter	-
Total lease payments	2,177,820
Less: imputed interest	147,466
Present value of operating lease liabilities	2,030,354
Less: current portion	857,638
Long-term portion	$1,172,716

Other information related to operating leases was as follows:

Three Months Ended March 31, 2026
Cash paid for operating leases included in operating cash flows	$263,035
Remaining lease term of operating leases	2.5
Discount rate of operating leases	5.9%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in one class action suit claiming that the Company overstated the demand for its Logix Smart COVID-19 test and that the plaintiffs suffered losses when the Company’s stock dropped after the Company disclosed its financial results. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is also a party to one civil action based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and is defending the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable. The Company was previously a party to two commercial lawsuits, one in the Third Judicial District Court, Salt Lake County, Utah against Hukui Technology, Inc., and another in the United Kingdom against Pantheon International Advisors, Ltd. In March 2026, the Company received a favorable ruling in its litigation with Hukui Technology, Inc., in which the trial court found in favor of the Company on its declaratory judgment claim and on all remaining counterclaims, concluding that the Company had no payment obligations and that the defendants were not entitled to damages. In addition, on March 31, 2026, the Company entered into a settlement agreement with Pantheon International Advisors Ltd. to fully resolve all disputes, including related proceedings in the United Kingdom. Under the terms of the agreement, the Company agreed to pay $140,000, and the parties agreed to dismiss all claims with prejudice and exchange mutual releases.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three months ended March 31, 2026.

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

On October 20, 2025, the Company entered into a new Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to establish an at-the-market (“ATM”) equity offering program. Pursuant to the Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $10,000,000, from time to time through Maxim, acting as the Company’s sales agent. Under the terms of the Agreement, the Company will pay Maxim a commission equal to 3.0% of the gross proceeds from the sale of any shares and will reimburse Maxim for certain legal and other out-of-pocket expenses incurred in connection with its services. Sales of common stock, if any, may be made in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale or at prices negotiated with Maxim. The Company is not obligated to sell any shares under the Agreement and may terminate the offering at any time in accordance with its terms. The shares will be issued pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-270628), which was declared effective by the Securities and Exchange Commission on April 6, 2023. As of March 31, 2026, the Company had sold 1,539,101 shares of common stock under the Agreement, resulting in net proceeds to the Company of approximately $4,593,234.

The Company’s shelf Registration Statement on Form S-3 expired on April 6, 2026, and, as a result, the Company is no longer able to offer or sell shares under the Agreement unless and until a new registration statement is filed with and declared effective by the Securities and Exchange Commission. Accordingly, no further sales may be made under the ATM program at this time.

Note 13 – Related Party Transactions

The Company has a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), one of the Company’s equity method investments, under which CoSara provides certain research and development consulting and support services. The Company recognized $226,396 and $240,103 of expense related to this agreement during the three months ended March 31, 2026 and 2025, respectively.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in other documents we file with the SEC, including our Annual Report on form 10-K for the year ended December 31, 2025. The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026, and the audited financial statements and notes included therein.

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

We have developed a portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro® instrument and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform” which has been designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first FDA application for 510(k) clearance for the Co-Dx PCR Pro instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following engagement with the FDA during the review process, the Company voluntarily withdrew the 510(k) submission after discussions regarding the analytical approach for detecting potential degradation of a test component over its intended shelf life. While the Company believes that the matter identified during the review process could have been addressed through additional development and clinical validation activities, management determined that the capital and time required to resubmit the COVID-19 test for 510(k) clearance would be more effectively deployed toward development and clinical validation of the Co-Dx PCR Flu A/B, COVID-19, RSV multiplex test (“ABCR”). Moving focus to this test allows the Company to incorporate more recent Co-Dx PCR platform developments into the design and test manufacturing process. Management believes that a multiplex test targeting influenza A/B, COVID-19, and RSV better aligns with current clinical demand for comprehensive upper respiratory infection testing in point-of-care settings. Accordingly, clinical performance studies for the ABCR test are currently underway. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2026 Compared to the Three Months ended March 31, 2025

Revenues

For the three months ended March 31, 2026, we generated revenues of $0.1 million, compared to revenues of $0.1 million for the three months ended March 31, 2025.

Cost of Revenues

We recorded cost of revenues of approximately $0.2 million for the three months ended March 31, 2026, compared to approximately $22,000 for the three months ended March 31, 2025. Included within cost of revenues is a decrease of approximately $0.2 million for the three months ended March 31, 2026, and a decrease of approximately $41,000 for the three months ended March 31, 2025, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses for the three months ended March 31, 2026 were $9.2 million, compared to total operating expenses of $8.6 million for the three months ended March 31, 2025. The increase in operating expenses was primarily due to expenses related to clinical trials for the Co-Dx PCR platform and increased legal expense and professional services expense, partially offset by decreased stock-based compensation expense.

Sales and marketing expenses for the three months ended March 31, 2026 were $0.5 million, compared to $0.7 million for the three months ended March 31, 2025. The decrease was primarily a result of decreased stock-based compensation expense and decreased tradeshow and travel expense.

General and administrative expenses for the three months ended March 31, 2026 were $2.5 million, compared to $2.8 million for the three months ended March 31, 2025. The decrease resulted primarily from decreased personnel related expense and stock-based compensation expense, partially offset by increased legal and professional services expense.

Research and development expenses for the three months ended March 31, 2026 were $5.9 million, compared to $4.9 million for the three months ended March 31, 2025. The increase was primarily a result of expenses related to clinical trials for the Co-Dx PCR platform, partially offset by decreased personnel related expense.

Other Income

Other income for the three months ended March 31, 2026 was $0.1 million, compared to other income of $1.0 million for the three months ended March 31, 2025. The decrease was primarily a result of changes in the fair value of contingent consideration liabilities, as well as decreased realized gains from investments in marketable securities.

Net Loss

Net loss for the three months ended March 31, 2026 was $9.1 million, compared to $7.5 million for the three months ended March 31, 2025. The larger net loss was primarily the result of higher operating expenses and decreased other income, including changes in the fair value of contingent consideration liabilities and decreased realized gains on investments.

Liquidity and Capital Resources

At March 31, 2026, we had cash and cash equivalents of $8.2 million. Additionally, our total current assets at March 31, 2026, were $9.8 million compared to total current liabilities of $4.3 million.

Net cash used in operating activities during the three months ended March 31, 2026 was $7.8 million, compared to $8.7 million for the three months ended March 31, 2025. The decrease in cash used in operating activities was primarily due to a lower usage of cash to pay accounts payable and accrued liabilities from the end of the previous year.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2026, compared to cash provided by investing activities of $7.4 million during the three months ended March 31, 2025. The decrease in cash provided by investing activities is primarily due to proceeds from redemption less purchases of investments during the prior year.

Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. The cash provided by financing activities during 2026 relates to issuances of common stock under the ATM.

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

Forward-Looking Statements

This Liquidity and Capital Resources discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s liquidity runway, anticipated use of proceeds, potential sales under the at-the-market program, and the Company’s financing plans and capital needs. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially, including those described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance regarding the timing, amount, or terms of any future securities offerings or sales under the at-the-market program, or that such transactions will be available on acceptable terms or at all. The Company undertakes no obligation to update any forward-looking statements, except as required by law.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings previously disclosed under Part I. Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

CO-DIAGNOSTICS, INC.

Date: May 14, 2026	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: May 14, 2026	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

