Form 10-Q
period 2026-06-30
Co-Diagnostics, Inc.
filed 2026-08-13
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 6,252,319 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$3,649,632	$11,884,607
Accounts receivable, net	52,059	190,375
Inventory, net	841,669	992,397
Income taxes receivable	425	44,559
Prepaid expenses and other current assets	648,673	581,527
Total current assets	5,192,458	13,693,465
Property and equipment, net	1,975,111	2,272,098
Operating lease right-of-use asset	1,769,011	1,207,453
Intangible assets, net	7,219,000	7,219,000
Investment in joint ventures	435,051	350,569
Total assets	$16,590,631	$24,742,585
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,078,380	$1,878,225
Accrued expenses	899,183	865,301
Operating lease liability, current	784,261	662,258
Contingent consideration liabilities, current	72,927	119,036
Deferred revenue	28,644	14,800
Total current liabilities	2,863,395	3,539,620
Long-term liabilities
Operating lease liability	1,014,887	574,301
Total long-term liabilities	1,014,887	574,301
Total liabilities	3,878,282	4,113,921
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,040,580 shares issued and 4,878,957 shares outstanding as of June 30, 2026 and 2,256,654 shares issued and 2,095,031 shares outstanding as of December 31, 2025	70,484	67,700
Treasury stock, at cost; 161,623 shares held as of June 30, 2026 and December 31, 2025, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	124,015,023	116,510,298
Accumulated deficit	(95,797,363)	(80,373,539)
Total stockholders’ equity	12,712,349	20,628,664
Total liabilities and stockholders’ equity	$16,590,631	$24,742,585

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$166,131	$162,910	$312,084	$213,187
Total revenue	166,131	162,910	312,084	213,187
Cost of revenue	45,303	32,106	239,071	53,696
Gross profit	120,828	130,804	73,013	159,491
Operating expenses
Sales and marketing	466,681	609,713	934,637	1,266,743
General and administrative	1,500,803	2,599,982	4,003,929	5,373,131
Research and development	4,152,287	4,687,459	10,086,358	9,557,478
Depreciation and amortization	201,840	291,414	457,285	571,859
Total operating expenses	6,321,611	8,188,568	15,482,209	16,769,211
Loss from operations	(6,200,783)	(8,057,764)	(15,409,196)	(16,609,720)
Other income (expense), net
Interest income, net	17,493	12,158	24,469	25,759
Realized gain on investments	-	340,358	-	641,823
Loss on disposition of assets	-	(9,004)	-	(9,004)
Gain (loss) on remeasurement of acquisition contingencies	(29,171)	10,222	46,109	727,289
Loss on equity method investment in joint ventures	(52,157)	(13,760)	(65,518)	(15,204)
Total other income (expense), net	(63,835)	339,974	5,060	1,370,663
Loss before income taxes	(6,264,618)	(7,717,790)	(15,404,136)	(15,239,057)
Income tax provision	19,168	12,327	19,688	24,331
Net loss	$(6,283,786)	$(7,730,117)	$(15,423,824)	$(15,263,388)
Other comprehensive loss
Change in net unrealized gains on marketable securities, net of tax	-	(196,585)	-	(284,375)
Total other comprehensive loss	$-	$(196,585)	$-	$(284,375)
Comprehensive loss	$(6,283,786)	$(7,926,702)	$(15,423,824)	$(15,547,763)

Loss per common share:
Basic and Diluted	$(1.46)	$(7.00)	$(4.69)	$(14.05)
Weighted average shares outstanding:
Basic and Diluted	4,309,997	1,103,614	3,287,417	1,086,054

Diluted	4,309,997	1,103,614	3,287,417	1,086,054

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(15,423,824)	$(15,263,388)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	457,285	571,859
Stock-based compensation expense	432,866	1,455,493
Common stock issued for financial advisory services	-	135,000
Change in fair value of acquisition contingencies	(46,109)	(727,289)
Non-cash lease expense	1,031	(2,003)
Realized gain on investments	-	(641,823)
Loss from equity method investment	65,518	15,204
Loss on disposition of assets	-	9,004
Provision for credit losses	557	(13,248)
Inventory obsolescence recoveries	(59,215)	(95,302)
Changes in assets and liabilities:
Accounts receivable	137,759	(65,150)
Prepaid expenses and other assets	(23,012)	690,010
Inventory	209,943	83,399
Deferred revenue	13,844	5,000
Income taxes payable	-	23,290
Accounts payable, accrued expenses and other liabilities	(765,963)	(3,213,100)
Net cash used in operating activities	(14,999,320)	(17,033,044)
Cash flows from investing activities
Purchases of property and equipment	(160,298)	(492,973)
Proceeds from maturities of marketable investment securities	-	31,509,485
Purchases of marketable securities	-	(6,588,577)
Investment in joint ventures	(150,000)	-
Net cash (used in) provided by investing activities	(310,298)	24,427,935
Cash flows from financing activities
Issuance of common stock related to private placement transaction and warrant exercises, net of offering costs	2,739,973	-
Issuance of common stock related to at-the-market offering, net of offering costs	4,334,670	783,746
Net cash provided by financing activities	7,074,643	783,746
Net increase (decrease) in cash and cash equivalents	(8,234,975)	8,178,637
Cash and cash equivalents at beginning of period	11,884,607	2,936,544
Cash and cash equivalents at end of period	$3,649,632	$11,115,181
Supplemental disclosure of cash flow information
Cash received for income taxes	$26,592	$-
Supplemental disclosure of non-cash investing and financing transactions
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,029,215	$-

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2025	-	-	2,256,654	67,700	(15,575,795)	116,510,298	-	(80,373,539)	20,628,664
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	1,507,434	1,507	-	4,333,163	-	-	4,334,670
Stock-based compensation	-	-	-	-	-	219,114	-	-	219,114
Net loss	-	-	-	-	-	-	-	(9,140,038)	(9,140,038)
Balance as of March 31, 2026	-	-	3,764,088	69,207	(15,575,795)	121,062,575	-	(89,513,577)	16,042,410
Stock-based compensation	-	-	29,045	29	-	213,723	-	-	213,752
Issuance of common stock related to private placement transaction and warrant exercises, net of offering costs	-	-	1,247,447	1,248	-	2,738,725	-	-	2,739,973
Net loss	-	-	-	-	-	-	-	(6,283,786)	(6,283,786)
Balance as of June 30, 2026	-	$-	5,040,580	$70,484	$(15,575,795)	$124,015,023	$-	$(95,797,363)	$12,712,349

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2024	-	$-	1,263,408	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,477,603)	$53,875,157
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	17,303	519	-	354,227	-	-	354,746
Stock-based compensation	-	-	-	-	-	875,228	-	-	875,228
Other comprehensive loss, net of tax	-	-	-	-	-	-	(87,790)	-	(87,790)
Net loss	-	-	-	-	-	-	-	(7,533,271)	(7,533,271)
Balance as of March 31, 2025	-	-	1,280,711	38,421	(15,575,795)	103,701,665	330,653	(41,010,874)	47,484,070
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	45,845	1,375	-	427,625	-	-	429,000
Stock-based compensation	-	-	24,482	735	-	579,530	-	-	580,265
Issuance of common stock related to financial advisory services	-	-	16,667	500	-	134,500	-	-	135,000
Other comprehensive loss, net of tax	-	-	-	-	-	-	(196,585)	-	(196,585)
Net loss	-	-	-	-	-	-	-	(7,730,117)	(7,730,117)
Balance as of June 30, 2025	-	-	1,367,705	41,031	(15,575,795)	104,843,320	134,068	(48,740,991)	40,701,633

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company’s cash and cash equivalents as of June 30, 2026, the Company’s current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through equity and/or debt financing, seeking additional grant funding, and through operational efficiencies. Our ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for credit losses for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At June 30, 2026 total accounts receivable was $92,993 with an allowance for credit losses of $40,934 resulting in a net amount of $52,059. At December 31, 2025 total accounts receivable was $230,752 with an allowance for credit losses of $40,377 resulting in a net amount of $190,375. At December 31, 2024 total accounts receivable was $242,625 with an allowance for credit losses of $110,055 resulting in a net amount of $132,570.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At June 30, 2026, the Company had $841,669 in net inventory, of which $362,879 was finished goods and $478,790 was raw materials. At December 31, 2025, the Company had $992,397 in net inventory, of which $512,186 was finished goods and $480,211 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $31,331 and $186,319 related to the change in inventory reserves during the three and six months ended June 30, 2026, respectively, compared to $59,591 and $101,065 during the three and six months ended June 30, 2025, respectively.

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

Concentrations Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three and six months ended June 30, 2026 and 2025. One customer accounted for approximately 37% of product revenue recognized during the three months ended June 30, 2026. Two customers accounted for approximately 41% of product revenue recognized during the six months ended June 30, 2026. Three customers accounted for approximately 53% of product revenue recognized during the three months ended June 30, 2025. Three customers accounted for approximately 41% of product revenue recognized during the six months ended June 30, 2025.

Two customers accounted for more than 10% of accounts receivable at June 30, 2026, and two customers accounted for more than 10% of accounts receivable at December 31, 2025. These customers together accounted for approximately 24% and 82% of accounts receivable at June 30, 2026 and December 31, 2025, respectively.

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

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	June 30, 2026
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$3,649,632	$-	$3,649,632	$3,649,632	$-
Total	$3,649,632	$-	$3,649,632	$3,649,632	$-

	December 31, 2025
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$11,884,607	$-	$11,884,607	$11,884,607	$-
Total	$11,884,607	$-	$11,884,607	$11,884,607	$-

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$72,927	$72,927
Total liabilities measured at fair value	$-	$-	$72,927	$72,927

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$119,036	$119,036
Total liabilities measured at fair value	$-	$-	$119,036	$119,036

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

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2025	$119,036
Change in fair value of contingent consideration issued for business acquisitions	(46,109)
Fair value as of June 30, 2026	$72,927

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

	June 30, 2026	December 31, 2025
Stock price	$3.10	$5.10
Strike price	$273.75	$273.75
Volatility	25.0%	21.4%
Risk-free rate	4.0%	3.5%
Expected term (years)	0.5	1.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2026
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$7,219,000	$-	$7,219,000
Total intangible assets		$7,219,000	$-	$7,219,000

	December 31, 2025
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$7,219,000	$-	$7,219,000
Total intangible assets		$7,219,000	$-	$7,219,000

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States
Product revenue	$105,386	$162,910	$186,439	$203,087
Total United States	105,386	162,910	186,439	203,087
Rest of World
Product revenue	60,745	-	125,645	10,100
Total Rest of World	60,745	-	125,645	10,100
Total	$166,131	$162,910	$312,084	$213,187
Percentage of revenue by area:
United States	63%	100%	60%	95%
Rest of World	37%	0%	40%	5%

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2026 were as follows:

Balance as of December 31, 2025	$14,800
Revenue recognized included in deferred revenue balance at the beginning of the period	(14,800)
Increase due to prepayments from customers	28,644
Balance as of June 30, 2026	$28,644

Note 7 – Loss Per Share

All share and per-share data, including basic and diluted loss per share and weighted average shares outstanding, have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on January 1, 2026, as if the reverse stock split had occurred at the beginning of the earliest period presented.

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss, as reported	$(6,283,786)	$(7,730,117)	$(15,423,824)	$(15,263,388)

Denominator
Weighted average shares, basic	4,309,997	1,103,614	3,287,417	1,086,054
Dilutive effect of stock options, warrants and RSUs	-	-	-	-
Shares used to compute diluted earnings per share	4,309,997	1,103,614	3,287,417	1,086,054

Loss per share, basic and diluted	$(1.46)	$(7.00)	$(4.69)	$(14.05)

Common shares issuable upon exercise of the pre-funded warrants issued in the May 2026 Private Placement are included in the calculation of basic weighted average number of common shares outstanding as the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of basic net loss per share from the date of issuance.

As a result of incurring a net loss for the three and six months ended June 30, 2026 and 2025, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of June 30, 2026, consisting of: (i) 81,565 restricted stock units, (ii) 27,688 options, and (iii) 3,710,394 warrants. The Company had potentially dilutive securities as of June 30, 2025, consisting of: (i) 63,418 restricted stock units, (ii) 32,353 options, and (iii) 15,500 warrants.

Note 8 – Equity Transactions

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

On October 20, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”) to establish an at-the-market (“ATM”) equity offering program. Pursuant to the Equity Distribution Agreement, the Company was authorized to offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $10.0 million, from time to time through Maxim, acting as the Company’s sales agent. Under the terms of the Equity Distribution Agreement, the Company agreed to pay Maxim a commission equal to 3.0% of the gross proceeds from the sale of shares and to reimburse Maxim for certain legal and other out-of-pocket expenses. The shares were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270628), which expired on April 6, 2026. As of June 30, 2026, the Company had sold 1,539,101 shares of common stock under the Equity Distribution Agreement, resulting in net proceeds to the Company of approximately $4,593,234.

On May 12, 2026, the Company filed a new shelf registration statement on Form S-3 (File No. 333-295803), which was declared effective by the Securities and Exchange Commission on May 15, 2026. On July 27, 2026, the Company amended the Equity Distribution Agreement and filed a prospectus supplement under the new shelf registration statement pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $7,901,383 through Maxim. Sales under the amended Equity Distribution Agreement, if any, may be made in transactions deemed to be “at-the-market” offerings under Rule 415 promulgated under the Securities Act of 1933, as amended. Maxim will be entitled to a commission equal to 3.0% of the gross sales price of shares sold. The approximately $7,901,383 offering amount reflects the maximum amount the Company was eligible to offer under General Instruction I.B.6 of Form S-3 as of the date of the prospectus supplement.

Private Placement Transaction

On May 19, 2026, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) for aggregate gross proceeds of $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. Maxim Group LLC (“Maxim”) acted as the exclusive placement agent for the Private Placement. The Company paid approximately $259,989 in fees to Maxim.

As part of the Private Placement, the Company agreed to issue (i) 54,915 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“Common Stock”), (ii) pre-funded warrants to purchase 1,592,532 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 3,294,894 shares of Common Stock (the “Common Warrants”), with an exercise price of $1.571 per share. The Common Warrants are exercisable immediately and expire five years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full. During the three months ended June 30, 2026, 1,192,532 of the Pre-Funded Warrants were exercised by the Purchasers.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all the different warrants issued met the conditions for equity classification and were included as a component of total stockholders’ equity.

Warrants

The Company has issued warrants related to acquisition and financing transactions.

The following table provides the weighted-average exercise price and remaining contractual life for each warrant outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026
			Weighted-Average
	Number of	Weighted-Average	Remaining Contractual
	Warrants	Exercise Price	Life (in Years)
2021 Acquisition Related Warrants	15,500	$273.75	0.51
May 2026 Pre-Funded Warrants	400,000	$0.00	Indefinite
May 2026 Warrants	3,294,894	$1.57	4.96

	December 31, 2025
			Weighted-Average
	Number of	Weighted-Average	Remaining Contractual
	Warrants	Exercise Price	Life (in Years)
2021 Acquisition Related Warrants	15,500	$273.75	1.00

The following table summarizes warrant activity for the six months ended June 30, 2026:

	2021 Acquisition	May 2026
	Related Warrants	Pre-Funded Warrants	May 2026 Warrants
Outstanding at December 31, 2025	15,500	-	-
Issued	-	1,592,532	3,294,894
Expired	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	(1,192,532)	-
Outstanding at June 30, 2026	15,500	400,000	3,294,894

There are 3,694,894 warrants exercisable at June 30, 2026. The ability to exercise the 15,500 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three and six months ended June 30, 2026.

Note 9 – Stock-Based Compensation

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

The 2015 Incentive Plan expired on December 31, 2025. The Company’s board of directors adopted in March 2025, and in May 2025 shareholders approved, the Co-Diagnostics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) providing for the issuance of up to 223,333 shares of common stock plus any shares that become available in connection with the cancellation or forfeiture of awards issued under the 2015 Incentive Plan. The 2025 Plan provides for the award of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. At June 30, 2026, the number of awards available for issuance under the 2025 Plan was 255,374, including unused awards which rolled over from the 2015 Incentive Plan upon its expiration. No awards have been made under the 2025 Plan.

Stock Options

The following table summarizes option activity during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	31,603	$68.91	$43.05	3.14
Granted	-	-	-
Expired	(3,915)	$78.70	$75.38
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2026	27,688	$67.52	$38.48	2.75

Exercisable at June 30, 2026	27,688	$67.52	$38.48	2.75

The aggregate intrinsic value of outstanding options at June 30, 2026 and 2025 was approximately $0.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of June 30, 2026, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	114,025	$34.51
Granted	-	-
Vested	(29,045)	21.36
Forfeited/Cancelled	(3,415)	75.58
Unvested at June 30, 2026	81,565	$37.47

As of June 30, 2026, there was approximately $1,505,523 of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$25,996	$105,342	$57,416	$241,539
General and administrative	183,283	531,707	404,384	1,267,622
Research and development	4,473	(56,784)	(28,934)	(53,668)
Total stock-based compensation expense	$213,752	$580,265	$432,866	$1,455,493

Note 10 – Income Taxes

For the three months ended June 30, 2026, the Company recognized expense from income taxes of $19,168, representing an effective tax rate of 0.3%. For the six months ended June 30, 2026, the Company recognized expense from income taxes of $19,688, representing an effective tax rate of 0.1%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three and six months ended June 30, 2025, the Company recognized expense from income taxes of $12,327 and $24,331, respectively.

Note 11 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases.

The components of lease expense are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$267,266	$258,122	$528,954	$516,188
Total lease costs	$267,266	$258,122	$528,954	$516,188

As of June 30, 2026, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2026 (remainder)	$517,070
2027	691,311
2028	710,904
Thereafter	-
Total lease payments	1,919,285
Less: imputed interest	120,137
Present value of operating lease liabilities	1,799,148
Less: current portion	784,261
Long-term portion	$1,014,887

Other information related to operating leases was as follows:

Six Months Ended June 30, 2026
Cash paid for operating leases included in operating cash flows	$264,886
Remaining lease term of operating leases	2.3
Discount rate of operating leases	5.9%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is a defendant in a class action suit claiming that the Company overstated the demand for its Logix Smart COVID-19 test and that the plaintiffs suffered losses when the Company’s stock dropped after the Company disclosed its financial results. The plaintiffs demand compensatory damages sustained as a result of the Company’s alleged wrongdoing in an amount to be proven at trial. The Company is a party to a commercial lawsuit in the Third Judicial District Court, Salt Lake County, Utah, against Hukui Technology, Inc. In May 2026, the Company received an amended final judgment and favorable ruling in its litigation with Hukui Technology, Inc., in which the trial court found in favor of the Company on its declaratory judgment claim and on all remaining counterclaims, concluding that the Company had no payment obligations and that the defendants were not entitled to damages. Hukui Technology, Inc. subsequently filed a notice of appeal of that judgment during May 2026. The Company is also a party to one civil action based on breach of contract claims against the Company. The Company believes these lawsuits are without merit and is defending the cases vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these cases. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Note 12 – Related Party Transactions

The Company has a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), one of the Company’s equity method investments, under which CoSara provides certain research and development consulting and support services. The Company recognized $262,129 and $488,525 of expense related to this agreement during the three and six months ended June 30, 2026, respectively, compared to $182,364 and $422,467 of expense during the three and six months ended June 30, 2025, respectively.

Note 13 – Subsequent Events

On July 1, 2026, the remaining 400,000 Pre-Funded Warrants from the Private Placement completed during May 2026 were exercised.

On July 30, 2026, the Company entered into an inducement agreement with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 1,702,362 shares of the Company’s common stock originally issued on May 21, 2026, with a five-year term at an exercise price of $1.571 per share.

Pursuant to the agreement, the warrant holders agreed to exercise for cash the existing warrants to purchase an aggregate of 1,702,362 shares of the Company’s common stock at an exercise price of $1.571 per share in consideration of the Company’s agreement to issue additional new common stock purchase warrants to purchase up to an aggregate of 3,404,724 shares of the Company’s common stock at an exercise price of $1.56 per share. These new warrants are not exercisable until the Company obtains stockholder approval of the exercise. The Company received aggregate gross proceeds of approximately $2.67 million from the exercise of the existing warrants, before deducting placement agent fees and other offering expenses payable by the Company. The Company agreed to pay Maxim (i) a cash fee equal to 7.0% of the aggregate gross proceeds received from the exercise of the existing warrants and (ii) reimbursement of the Maxim’s reasonable expenses, including without limitation, fees and disbursements of the Maxim’s counsel, incurred in connection with the transactions contemplated by the inducement agreement in an amount equal to $50,000.

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

We have developed a portable diagnostic device and test system designed for point-of-care and at-home use. The system is comprised of our PCR instrument that we refer to as the Co-Dx™ PCR Pro® instrument and a mobile application to be installed on the user’s mobile device. We refer to the system as the “Co-Dx™ PCR platform” which has been designed to bring affordable, reliable polymerase chain reaction (“PCR”) testing to patients in point-of-care and at-home settings. The Co-Dx PCR platform is subject to U.S. Food and Drug Administration (“FDA”) review and is not available for sale at the time of this filing. In June 2024, we completed our first FDA application for 510(k) clearance for the Co-Dx PCR Pro instrument, the Co-Dx PCR COVID-19 Test, and the Co-Dx PCR mobile app for over-the-counter (OTC) use. Following engagement with the FDA during the review process, the Company voluntarily withdrew the 510(k) submission after discussions regarding the analytical approach for detecting potential degradation of a test component over its intended shelf life. While the Company believes that the matter identified during the review process could have been addressed through additional development and clinical validation activities, management determined that the capital and time required to resubmit the COVID-19 test for 510(k) clearance would be more effectively deployed toward development and clinical validation of the Co-Dx PCR Flu A/B, and RSV multiplex test (“ABR”). Moving focus to this test allows the Company to incorporate more recent Co-Dx PCR platform developments into the design and test manufacturing process. The Company has completed clinical and analytical performance studies for the Co-Dx™ PCR Flu A/B and RSV upper respiratory multiplex test on the Co-Dx PCR Pro® instrument that the Company included in a submission package for a Dual 510(k) and CLIA Waiver by Application submission to the U.S. Food and Drug Administration in August 2026. There is no guarantee that our Co-Dx PCR platform will receive the necessary regulatory approvals for commercialization, or that, if regulatory approval is received, we will be able to successfully commercialize this platform.

In January 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed CoSara Diagnostics Pvt. Ltd. as a joint venture. The agreement provided for the construction of a manufacturing plant, the manufacture of the PCR tests using the Company’s primer technology, and the sales and marketing of those tests in India. The Company also has a services agreement with CoSara under which CoSara provides certain research and development consulting and support services, specifically pertaining to the ongoing development of the Co-Dx PCR platform. During July 2026, CoSara initiated clinical studies for a tuberculosis test on the PCR Pro® instrument.

Additionally, in October 2025, the Company entered into an agreement with Arabian Eagle Manufacturing, a regional manufacturing and distribution company based in the Kingdom of Saudi Arabia (“KSA”) to form CoMira Diagnostics (“CoMira”), a joint venture dedicated to research, develop, manufacture, assemble, distribute, and commercialize Co-Dx technologies and intellectual property, including the Company’s Co-Dx PCR platform, within KSA and 18 other countries throughout the Middle East and North Africa. Similar to the Company’s agreement with CoSara, Co-Dx will provide CoMira an exclusive license to use, manufacture, and commercialize the licensed IP in the region, which will include the Co-Dx PCR platform as well as the Company’s existing suite of lab-based PCR diagnostic products.

The Company believes that its cutting-edge PCR technology, along with the respective scopes and missions of CoSara and CoMira, will allow Co-Diagnostics to be a critical contributor of healthcare innovations in regions with large and growing markets for medical devices and point-of-care diagnostics, while simultaneously establishing a transformative platform for molecular diagnostics and reinforcing the Company’s mission to increase the accessibility of high-quality PCR diagnostics.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2026 Compared to the Three Months ended June 30, 2025

Revenues

For the three months ended June 30, 2026, we generated revenues of $0.2 million, compared to revenues of $0.2 million for the three months ended June 30, 2025.

Cost of Revenues

We recorded cost of revenues of approximately $0.05 million for the three months ended June 30, 2026, compared to approximately $0.03 million for the three months ended June 30, 2025. Included within cost of revenues is a decrease of approximately $0.03 million for the three months ended June 30, 2026, and a decrease of approximately $0.1 million for the three months ended June 30, 2025, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses for the three months ended June 30, 2026 were $6.3 million, compared to total operating expenses of $8.2 million for the three months ended June 30, 2025. The decrease in operating expenses was primarily due to decreased legal and professional services expense, as well as decreased personnel and stock-based compensation expense, partially offset by increased expense related to clinical trials for the Co-Dx PCR platform.

Sales and marketing expenses for the three months ended June 30, 2026 were $0.5 million, compared to $0.6 million for the three months ended June 30, 2025. The decrease was primarily a result of decreased stock-based compensation expense and consulting expense.

General and administrative expenses for the three months ended June 30, 2026 were $1.5 million, compared to $2.6 million for the three months ended June 30, 2025. The decrease resulted primarily from decreased stock-based compensation expense and decreased legal and professional services expense.

Research and development expenses for the three months ended June 30, 2026 were $4.2 million, compared to $4.7 million for the three months ended June 30, 2025. The decrease was primarily a result of expenses related to decreased personnel related expense, partially offset by increased expense related to clinical trials for the Co-Dx PCR platform.

Other Income or Expense

Other expense for the three months ended June 30, 2026 was $0.1 million, compared to other income of $0.3 million for the three months ended June 30, 2025. The decrease was primarily a result of decreased realized gains from investments in marketable securities, as well as changes in the fair value of contingent consideration liabilities.

Net Loss

Net loss for the three months ended June 30, 2026 was $6.3 million, compared to $7.7 million for the three months ended June 30, 2025. The smaller net loss was primarily the result of lower operating expenses, partially offset by decreased other income, including changes in the fair value of contingent consideration liabilities and decreased realized gains on investments.

The Six Months Ended June 30, 2026 Compared to the Six Months ended June 30, 2025

Revenues

For the six months ended June 30, 2026, we generated revenues of $0.3 million, compared to revenues of $0.2 million for the six months ended June 30, 2025.

Cost of Revenues

We recorded cost of revenues of approximately $0.2 million for the six months ended June 30, 2026, compared to approximately $0.1 million for the six months ended June 30, 2025. Included within cost of revenues is a decrease of approximately $0.2 million for the six months ended June 30, 2026, and a decrease of approximately $0.1 million for the six months ended June 30, 2025, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses for the six months ended June 30, 2026 were $15.5 million, compared to total operating expenses of $16.8 million for the six months ended June 30, 2025. The decrease in operating expenses was primarily due to decreased legal and professional services expense, as well as decreased personnel and stock-based compensation expense, partially offset by increased expense related to clinical trials for the Co-Dx PCR platform.

Sales and marketing expenses for the six months ended June 30, 2026 were $0.9 million, compared to $1.3 million for the six months ended June 30, 2025. The decrease was primarily a result of decreases in stock-based compensation expense, tradeshow and travel expense, and consulting expense.

General and administrative expenses for the six months ended June 30, 2026 were $4.0 million, compared to $5.4 million for the six months ended June 30, 2025. The decrease resulted primarily from decreased personnel related expense and stock-based compensation expense, as well as decreased legal and professional services expense.

Research and development expenses for the six months ended June 30, 2026 were $10.1 million, compared to $9.6 million for the six months ended June 30, 2025. The increase was primarily a result of expenses related to clinical trials for the Co-Dx PCR platform, partially offset by decreased personnel related expense.

Other Income

Other income for the six months ended June 30, 2026 was nominal, compared to other income of $1.4 million for the six months ended June 30, 2025. The decrease was primarily a result of changes in the fair value of contingent consideration liabilities, as well as decreased realized gains from investments in marketable securities.

Net Loss

Net loss for the six months ended June 30, 2026 was $15.4 million, compared to $15.3 million for the six months ended June 30, 2025. The larger net loss was primarily the result of decreased other income, including changes in the fair value of contingent consideration liabilities and decreased realized gains on investments, partially offset by lower operating expenses.

Liquidity and Capital Resources

At June 30, 2026, we had cash and cash equivalents of $3.6 million. Additionally, our total current assets at June 30, 2026, were $5.2 million compared to total current liabilities of $2.9 million.

Net cash used in operating activities during the six months ended June 30, 2026 was $15.0 million, compared to $17.0 million for the six months ended June 30, 2025. The decrease in cash used in operating activities was primarily due to reduced operating expenses and a lower usage of cash to pay accounts payable and accrued liabilities from the end of the previous year.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2026, compared to cash provided by investing activities of $24.4 million during the six months ended June 30, 2025. The decrease in cash provided by investing activities is primarily due to higher proceeds from redemptions of investments during the prior year.

Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2026, compared to $0.8 million for the six months ended June 30, 2025. The cash provided by financing activities during 2026 relates to issuances of common stock under the ATM and proceeds related to a private placement transaction.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stadium Capital Securities Class Action (Southern District of New York)

On July 28, 2026, the parties entered into a binding term sheet setting forth the material terms of a proposed settlement of the Stadium Capital securities class action. Under the term sheet, the defendants will pay, or cause to be paid, an aggregate of $6.5 million into a settlement fund in exchange for the settlement and release of claims asserted by or on behalf of the proposed settlement class. The proposed settlement contains no admission of wrongdoing or liability by the Company or the other defendants. The parties are negotiating definitive settlement documentation, and the proposed settlement remains subject to preliminary and final court approval, notice to the proposed settlement class, satisfaction of applicable termination conditions, and entry of a final judgment dismissing the action with prejudice. There can be no assurance that the proposed settlement will be approved or become effective.

Co-Diagnostics, Inc. v. Hukui Technology, Inc., et al. Third Judicial District Court, Salt Lake County, Utah

As previously disclosed, on March 25, 2026, the trial court issued Findings of Fact, Conclusions of Law, and a ruling in favor of the Company on its declaratory judgment claim and on all remaining counterclaims asserted by Hukui Technology, Inc., Hukui Tech, Inc. and Hukui Bio Co., Ltd. The court concluded, among other things, that the Company did not breach any agreement with the defendants and that the defendants were not entitled to damages. Final judgment was entered on April 10, 2026 and was amended on April 27, 2026 to include costs.

On May 11, 2026, the defendants filed a notice of appeal seeking review of the final judgment in its entirety. On June 2, 2026, the Utah Supreme Court transferred the appeal to the Utah Court of Appeals for disposition pursuant to Rule 42(a) of the Utah Rules of Appellate Procedure. The appeal remains pending. The Company believes the trial court’s judgment was correct and intends to defend the judgment vigorously, but there can be no assurance as to the outcome of the appeal.

Robert Salna v. Co-Diagnostics, Inc., et al. Third Judicial District Court, Salt Lake County, Utah

As previously disclosed, in February 2024, Robert Salna filed an action against the Company and certain current or former officers arising from a 2018 loan transaction and the alleged failure to issue warrants or other equity-based compensation in connection with that transaction. The original complaint asserted claims including breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, and violations of federal and Utah securities laws. The plaintiff seeks compensatory and other damages.

On May 26, 2026, the court granted the Company’s motion to dismiss. The court dismissed with prejudice the breach-of-contract claim against the individual defendants. The court dismissed without prejudice the breach-of-contract claim against the Company and the claims for breach of fiduciary duty, fraud, negligent misrepresentation, and violations of the Utah Securities Act. The court also determined that it lacked subject-matter jurisdiction over the plaintiff’s claim under the Securities Act of 1933 and dismissed that claim without prejudice. The court permitted the plaintiff to seek leave to amend the complaint.

On July 9, 2026, the plaintiff filed a motion for leave to file a proposed first amended complaint. The proposed amended complaint would remove two individual defendants and the federal securities claim and would assert claims against the Company, Dwight H. Egan, and Reed L. Benson for breach of contract, fraud or intentional misrepresentation, negligent misrepresentation, breach of fiduciary duty or an alleged transaction-specific duty, violation of the Utah Uniform Securities Act, and declaratory relief. The proposed amended complaint continues to allege that the plaintiff was promised warrants in connection with the $2.0 million loan transaction and seeks damages and other relief based on the alleged failure to issue those warrants.

The defendants have opposed the motion for leave to amend, arguing that the proposed amendment is unjustifiably delayed and that the proposed claims remain legally deficient and would be futile. The motion remains pending. The Company believes the plaintiff’s claims are without merit and intends to continue defending the action vigorously, but there can be no assurance as to the outcome.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 21, 2026, the Company completed a private placement pursuant to a Securities Purchase Agreement, dated May 19, 2026, with certain institutional and accredited investors. In the private placement, the Company issued (i) 54,915 shares of its common stock, par value $0.001 per share, (ii) pre-funded warrants to purchase up to 1,592,532 shares of common stock and (iii) common warrants to purchase up to 3,294,894 shares of common stock.

The purchase price for each share of common stock and accompanying common warrant was $1.821, and the purchase price for each pre-funded warrant and accompanying common warrant was $1.8209. The pre-funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and terminate when exercised in full. The common warrants have an exercise price of $1.571 per share, are exercisable immediately and expire five years from the date of issuance.

The Company received aggregate gross proceeds of approximately $3.0 million from the private placement, before deducting placement agent fees and other offering expenses. Maxim Group LLC acted as the exclusive placement agent in connection with the private placement. The Company agreed to pay Maxim a cash fee equal to 7.0% of the aggregate gross proceeds, or approximately $210,000, and to reimburse Maxim for reasonable expenses in an amount of $50,000.

The securities were issued to institutional and accredited investors in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Each purchaser represented that it was an “accredited investor” as defined in Regulation D and was acquiring the securities for its own account and not with a view to distribution in violation of applicable securities laws. The securities were not offered through any general solicitation or general advertising.

The private placement was previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2026.

Issuer Purchases of Equity Securities

None.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.1	Form of Indenture		S-3 (Exhibit 4.1)	05/12/26	333-295803

4.2	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	05/21/26	001-38148

4.3	Form of Common Warrant		Form 8-K (Exhibit 4.2)	05/21/26	001-38148

10.1*	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	05/21/26	001-38148

10.2	Form of Registration Rights Agreement		Form 8-K (Exhibit 10.2)	05/21/26	001-38148

10.3	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.3)	05/21/26	001-38148

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* *Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-DIAGNOSTICS, INC.

Date: August 13, 2026	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: August 13, 2026	By:	/s/ Brian Brown
	Name:	Brian Brown
	Title:	Chief Financial Officer and Principal Financial and Accounting Officer

