Form 10-Q
period 2026-09-30
Co-Diagnostics, Inc.
filed 2026-11-10
CIK 1692415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 10,512,190 shares of common stock, par value $0.001 per share, outstanding.

CO-DIAGNOSTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$714,803	$11,884,607
Accounts receivable, net	51,828	190,375
Inventory, net	672,950	992,397
Income taxes receivable	-	44,559
Prepaid expenses and other current assets	498,517	581,527
Total current assets	1,938,098	13,693,465
Property and equipment, net	1,767,749	2,272,098
Operating lease right-of-use asset	1,531,986	1,207,453
Intangible assets, net	7,219,000	7,219,000
Investment in joint ventures	335,015	350,569
Total assets	$12,791,848	$24,742,585
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$937,294	$1,878,225
Accrued expenses	850,200	865,301
Operating lease liability, current	709,754	662,258
Contingent consideration liabilities, current	12,572	119,036
Deferred revenue	2,000	14,800
Total current liabilities	2,511,820	3,539,620
Long-term liabilities
Operating lease liability	854,749	574,301
Total long-term liabilities	854,749	574,301
Total liabilities	3,366,569	4,113,921
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,450,224 shares issued and 7,288,601 shares outstanding as of September 30, 2026 and 2,256,654 shares issued and 2,095,031 shares outstanding as of December 31, 2025	72,893	67,700
Treasury stock, at cost; 161,623 shares held as of September 30, 2026 and December 31, 2025, respectively	(15,575,795)	(15,575,795)
Additional paid-in capital	127,031,952	116,510,298
Accumulated deficit	(102,103,771)	(80,373,539)
Total stockholders’ equity	9,425,279	20,628,664
Total liabilities and stockholders’ equity	$12,791,848	$24,742,585

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$282,881	$145,380	$594,966	$358,567
Total revenue	282,881	145,380	594,966	358,567
Cost of revenue	303,344	26,285	542,415	79,981
Gross profit	(20,463)	119,095	52,551	278,586
Operating expenses
Sales and marketing	579,902	568,937	1,514,538	1,835,680
General and administrative	1,871,838	1,815,945	5,875,767	7,189,076
Research and development	3,574,784	4,480,678	13,661,142	14,038,156
Depreciation and amortization	222,363	267,383	679,648	839,242
Total operating expenses	6,248,887	7,132,943	21,731,095	23,902,154
Loss from operations	(6,269,350)	(7,013,848)	(21,678,544)	(23,623,568)
Other income (expense), net
Interest income, net	3,123	13,194	27,590	38,953
Realized gain on investments	-	41,542	-	683,365
Gain (loss) on disposition of assets	-	4,000	-	(5,004)
Gain (loss) on remeasurement of acquisition contingencies	60,355	(42,345)	106,464	684,944
Loss on equity method investment in joint ventures	(100,036)	(55,959)	(165,554)	(71,163)
Total other income (expense), net	(36,558)	(39,568)	(31,500)	1,331,095
Loss before income taxes	(6,305,908)	(7,053,416)	(21,710,044)	(22,292,473)
Income tax provision (benefit)	500	(1,166,593)	20,188	(1,142,262)
Net loss	$(6,306,408)	$(5,886,823)	$(21,730,232)	$(21,150,211)
Other comprehensive loss
Change in net unrealized gains on marketable securities, net of tax	-	(39,180)	-	(323,555)
Total other comprehensive loss	$-	$(39,180)	$-	$(323,555)
Comprehensive loss	$(6,306,408)	$(5,926,003)	$(21,730,232)	$(21,473,766)

Loss per common share:
Basic and Diluted	$(1.01)	$(4.66)	$(5.06)	$(18.46)
Weighted average shares outstanding:
Basic and Diluted	6,272,635	1,263,031	4,293,424	1,145,695

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(21,730,232)	$(21,150,211)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	679,648	839,242
Stock-based compensation expense	688,050	1,956,078
Common stock issued for financial advisory services	-	135,000
Change in fair value of acquisition contingencies	(106,464)	(684,944)
Non-cash lease expense	3,411	(4,985)
Realized gain on investments	-	(683,365)
Loss from equity method investment	165,554	71,163
Loss on disposition of assets	-	5,004
Provision for (recoveries of) credit losses	2,053	(22,375)
Inventory obsolescence recoveries	(65,858)	(138,983)
Changes in assets and liabilities:
Accounts receivable	136,494	99,040
Prepaid expenses and other assets	127,570	(69,584)
Inventory	385,305	121,752
Deferred revenue	(12,800)	4,700
Income taxes payable	-	(221,795)
Accounts payable, accrued expenses and other liabilities	(956,032)	(3,193,366)
Net cash used in operating activities	(20,683,301)	(22,937,629)
Cash flows from investing activities
Purchases of property and equipment	(175,299)	(568,078)
Proceeds from maturities of marketable investment securities	-	33,761,847
Purchases of marketable securities	-	(6,590,939)
Investment in joint ventures	(150,000)	-
Net cash (used in) provided by investing activities	(325,299)	26,602,830
Cash flows from financing activities
Issuance of common stock related to private placement transaction and warrant exercises, net of offering costs	5,177,214	-
Issuance of common stock related to at-the-market offering, net of offering costs	4,661,582	1,313,929
Issuance of common stock related to registered direct offering, net of offering costs	-	3,528,269
Net cash provided by financing activities	9,838,796	4,842,198
Net increase (decrease) in cash and cash equivalents	(11,169,804)	8,507,399
Cash and cash equivalents at beginning of period	11,884,607	2,936,544
Cash and cash equivalents at end of period	$714,803	$11,443,943
Supplemental disclosure of cash flow information
Cash received for income taxes	$26,592	$1,656
Supplemental disclosure of non-cash investing and financing transactions
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,029,215	$-

See accompanying notes to unaudited condensed consolidated financial statements

CO – DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	-	-	2,256,654	67,700	(15,575,795)	116,510,298	-	(80,373,539)	20,628,664
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	1,507,434	1,507	-	4,333,163	-	-	4,334,670
Stock-based compensation	-	-	-	-	-	219,114	-	-	219,114
Net loss	-	-	-	-	-	-	-	(9,140,038)	(9,140,038)
Balance as of March 31, 2026	-	-	3,764,088	69,207	(15,575,795)	121,062,575	-	(89,513,577)	16,042,410
Stock-based compensation	-	-	29,045	29	-	213,723	-	-	213,752
Issuance of common stock related to private placement transaction and warrant exercises, net of offering costs	-	-	1,247,447	1,248	-	2,738,725	-	-	2,739,973
Net loss	-	-	-	-	-	-	-	(6,283,786)	(6,283,786)
Balance as of June 30, 2026	-	-	5,040,580	70,484	(15,575,795)	124,015,023	-	(95,797,363)	12,712,349
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	307,282	307	-	326,605	-	-	326,912
Stock-based compensation	-	-	-	-	-	255,184	-	-	255,184
Issuance of common stock related to private placement transaction and warrant exercises, net of offering costs	-	-	2,102,362	2,102	-	2,435,140	-	-	2,437,242
Net loss	-	-	-	-	-	-	-	(6,306,408)	(6,306,408)
Balance as of September 30, 2026	-	$-	7,450,224	$72,893	$(15,575,795)	$127,031,952	$-	$(102,103,771)	$9,425,279

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	(Deficit)	Equity
Balance as of December 31, 2024	-	$-	1,263,408	$37,902	$(15,575,795)	$102,472,210	$418,443	$(33,477,603)	$53,875,157
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	17,303	519	-	354,227	-	-	354,746
Stock-based compensation	-	-	-	-	-	875,228	-	-	875,228
Other comprehensive loss, net of tax	-	-	-	-	-	-	(87,790)	-	(87,790)
Net loss	-	-	-	-	-	-	-	(7,533,271)	(7,533,271)
Balance as of March 31, 2025	-	-	1,280,711	38,421	(15,575,795)	103,701,665	330,653	(41,010,874)	47,484,070
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	45,845	1,375	-	427,625	-	-	429,000
Stock-based compensation	-	-	24,482	735	-	579,530	-	-	580,265
Issuance of common stock related to financial advisory services	-	-	16,667	500	-	134,500	-	-	135,000
Other comprehensive loss, net of tax	-	-	-	-	-	-	(196,585)	-	(196,585)
Net loss	-	-	-	-	-	-	-	(7,730,117)	(7,730,117)
Balance as of June 30, 2025	-	-	1,367,705	41,031	(15,575,795)	104,843,320	134,068	(48,740,991)	40,701,633
Issuance of common stock related to at-the-market offering, net of offering costs	-	-	78,038	2,341	-	584,659	-	-	587,000
Stock-based compensation	-	-	-	-	-	500,585	-	-	500,585
Issuance of common stock related to registered direct offering, net of offering costs	-	-	320,632	9,619	-	3,518,650	-	-	3,528,269
Other comprehensive loss, net of tax	-	-	-	-	-	-	(39,180)	-	(39,180)
Net loss	-	-	-	-	-	-	-	(5,886,823)	(5,886,823)
Balance as of September 30, 2025	-	$-	1,766,375	$52,991	$(15,575,795)	$109,447,214	$94,888	$(54,627,814)	$39,391,484

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information as they are prescribed for smaller reporting companies. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company’s cash and cash equivalents as of September 30, 2026, the Company’s current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through equity and/or debt financing, seeking additional grant funding, and through operational efficiencies. Our ability to obtain additional financing in equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. Accordingly, there can be no assurance that the Company will be able to raise a sufficient amount of additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through equity or other financings, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements as of September 30, 2026 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months after these financial statements are issued, and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures, and execute on its business plans. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount (net of allowance) and do not bear interest. The Company maintains an allowance for credit losses for amounts the Company does not expect to collect. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of receivables, and current payment patterns. Account balances are written off against the allowance once the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected. At September 30, 2026 total accounts receivable was $94,258 with an allowance for credit losses of $42,430 resulting in a net amount of $51,828. At December 31, 2025 total accounts receivable was $230,752 with an allowance for credit losses of $40,377 resulting in a net amount of $190,375. At December 31, 2024 total accounts receivable was $242,625 with an allowance for credit losses of $110,055 resulting in a net amount of $132,570.

Inventory

Inventory is stated at the lower of cost or net-realizable value. Inventory cost is determined on a first-in first-out basis that approximates average cost in accordance with ASC 330-10-30-12. At September 30, 2026, the Company had $672,950 in net inventory, of which $169,877 was finished goods and $503,073 was raw materials. At December 31, 2025, the Company had $992,397 in net inventory, of which $512,186 was finished goods and $480,211 was raw materials. The Company establishes reserves to reduce low-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company recognized $6,643 and $192,963 related to the change in inventory reserves during the three and nine months ended September 30, 2026, respectively, compared to $43,681 and $144,747 during the three and nine months ended September 30, 2025, respectively.

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

Concentration Risk and Significant Customers

The Company had certain customers which were each responsible for generating 10% or more of the total revenue for the three and nine months ended September 30, 2026 and 2025. Five customers accounted for approximately 58% of product revenue recognized during the three months ended September 30, 2026. One customer accounted for approximately 15% of product revenue recognized during the nine months ended September 30, 2026. Three customers accounted for approximately 48% of product revenue recognized during the three months ended September 30, 2025.

One customer accounted for approximately 36% of accounts receivable as of September 30, 2026. Two customers accounted for approximately 82% of accounts receivable in the aggregate as of December 31, 2025.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes narrow-scope amendments to the FASB Accounting Standards Codification to clarify, correct errors, and make minor improvements to existing U.S. GAAP. This standard becomes effective for the Company for interim and full year 2027 reporting. As the amendments are not expected to introduce new recognition or measurement principles, the Company does not expect a material impact on its consolidated financial statements related to ASU 2025-12.

Note 3 – Cash, Cash Equivalents, and Financial Instruments

The following table shows the Company’s cash, cash equivalents, and marketable investment securities by significant investment category:

	September 30, 2026
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$714,803	$-	$714,803	$714,803	$-
Total	$714,803	$-	$714,803	$714,803	$-

	December 31, 2025
	Adjusted Cost	Total Unrealized Gains / (Losses)	Fair Value	Cash and Cash Equivalents	Marketable Investment Securities
Cash	$11,884,607	$-	$11,884,607	$11,884,607	$-
Total	$11,884,607	$-	$11,884,607	$11,884,607	$-

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	September 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$12,572	$12,572
Total liabilities measured at fair value	$-	$-	$12,572	$12,572

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Contingent consideration - common stock	$-	$-	$119,036	$119,036
Total liabilities measured at fair value	$-	$-	$119,036	$119,036

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

The changes for Level 3 items measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2025	$119,036
Change in fair value of contingent consideration issued for business acquisitions	(106,464)
Fair value as of September 30, 2026	$12,572

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

	September 30, 2026	December 31, 2025
Stock price	$1.07	$5.10
Strike price	$273.75	$273.75
Volatility	25.0%	21.4%
Risk-free rate	4.0%	3.5%
Expected term (years)	0.3	1.0

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Note 5 – Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2026
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$7,219,000	$-	$7,219,000
Total intangible assets		$7,219,000	$-	$7,219,000

	December 31, 2025
	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount
In-process research and development	Indefinite	$7,219,000	$-	$7,219,000
Total intangible assets		$7,219,000	$-	$7,219,000

Note 6 – Revenue

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States
Product revenue	$270,987	$136,740	$457,427	$339,827
Total United States	270,987	136,740	457,427	339,827
Rest of World
Product revenue	11,894	8,640	137,539	18,740
Total Rest of World	11,894	8,640	137,539	18,740
Total	$282,881	$145,380	$594,966	$358,567
Percentage of revenue by area:
United States	96%	94%	77%	95%
Rest of World	4%	6%	23%	5%

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2026 were as follows:

Balance as of December 31, 2025	$14,800
Revenue recognized included in deferred revenue balance at the beginning of the period	(41,444)
Increase due to prepayments from customers	28,644
Balance as of September 30, 2026	$2,000

Note 7 – Loss Per Share

All share and per-share data, including basic and diluted loss per share and weighted average shares outstanding, have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on January 1, 2026, as if the reverse stock split had occurred at the beginning of the earliest period presented.

The following table reconciles the numerator and the denominator used to calculate basic and diluted loss per share for three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss, as reported	$(6,306,408)	$(5,886,823)	$(21,730,232)	$(21,150,211)

Denominator
Weighted average shares, basic	6,272,635	1,263,031	4,293,424	1,145,695
Dilutive effect of stock options, warrants and RSUs	-	-	-	-
Shares used to compute diluted earnings per share	6,272,635	1,263,031	4,293,424	1,145,695

Loss per share, basic and diluted	$(1.01)	$(4.66)	$(5.06)	$(18.46)

The underlying common shares that were issued upon exercise of the pre-funded warrants issued in the May 2026 Private Placement were included in the calculation of basic weighted average number of common shares outstanding as of the date of issuance of the pre-funded warrants as the underlying common shares were issuable for little to no consideration and there were no vesting conditions or contingencies associated with the warrants.

As a result of incurring a net loss for the three and nine months ended September 30, 2026 and 2025, respectively, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. The Company had potentially dilutive securities as of September 30, 2026, consisting of: (i) 179,659 restricted stock units, (ii) 27,688 options, and (iii) 5,012,756 warrants. The Company had potentially dilutive securities as of September 30, 2025, consisting of: (i) 149,469 restricted stock units, (ii) 32,353 options, and (iii) 15,500 warrants.

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

On May 12, 2026, the Company filed a new shelf registration statement on Form S-3 (File No. 333-295803), which was declared effective by the Securities and Exchange Commission on May 15, 2026. On July 27, 2026, the Company amended the Equity Distribution Agreement and filed a prospectus supplement under the new shelf registration statement pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $7,901,383 through Maxim. Sales under the amended Equity Distribution Agreement, if any, may be made in transactions deemed to be “at-the-market” offerings under Rule 415 promulgated under the Securities Act of 1933, as amended. Maxim will be entitled to a commission equal to 3.0% of the gross sales price of shares sold. The approximately $7,901,383 offering amount reflects the maximum amount the Company was eligible to offer under General Instruction I.B.6 of Form S-3 as of the date of the prospectus supplement. As of September 30, 2026, the Company had sold 307,282 shares of common stock under the Equity Distribution Agreement, resulting in net proceeds to the Company of approximately $326,912.

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

As part of the Private Placement, the Company agreed to issue (i) 54,915 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“Common Stock”), (ii) pre-funded warrants to purchase 1,592,532 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 3,294,894 shares of Common Stock (the “Common Warrants”), with an exercise price of $1.571 per share. The Common Warrants are exercisable immediately and expire five years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full. During the three months ended September 30, 2026, 400,000 of the Pre-Funded Warrants and 1,702,362 of the Common Warrants were exercised by the Purchasers.

Warrant Inducement

On July 30, 2026, the Company entered into warrant inducement agreements (the “Inducement Agreements”) with certain holders of common stock purchase warrants issued in connection with the Company’s May 2026 private placement. Pursuant to the Inducement Agreements, the holders agreed to exercise for cash existing warrants to purchase an aggregate of 1,702,362 shares of common stock at an exercise price of $1.571 per share. In consideration for those exercises, the Company issued new common stock purchase warrants (the “New Warrants”) to purchase an aggregate of 3,404,724 shares of common stock at an exercise price of $1.56 per share, representing two New Warrants for each existing warrant exercised.

The transaction closed in August 2026 and resulted in aggregate gross proceeds of approximately $2.67 million, before deducting placement agent fees and other transaction expenses. Maxim Group LLC acted as the exclusive placement agent. The Company paid approximately $237,209 in placement agent fees and expenses in connection with the transaction.

The New Warrants are exercisable only after the Company obtains the shareholder approval required under applicable Nasdaq rules and, once exercisable, will expire five years after the date such approval becomes effective. The New Warrants contain customary adjustments for stock splits and similar transactions, beneficial ownership limitations and provisions permitting cashless exercise under specified circumstances, including when an applicable resale registration statement is not effective or available.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all the warrants issued in the Private Placement and warrant inducement met the conditions for equity classification and were included as a component of total stockholders’ equity.

Warrants

The Company has issued warrants related to acquisition and financing transactions.

The following table provides the weighted-average exercise price and remaining contractual life for each warrant outstanding as of September 30, 2026 and December 31, 2025:

	September 30, 2026
			Weighted-Average
	Number of	Weighted-Average	Remaining Contractual
	Warrants	Exercise Price	Life (in Years)
2021 Acquisition Related Warrants	15,500	$273.75	0.26
May 2026 Warrants	1,592,532	$1.57	4.70
July 2026 Warrants	3,404,724	$1.56	5.19

	December 31, 2025
			Weighted-Average
	Number of	Weighted-Average	Remaining Contractual
	Warrants	Exercise Price	Life (in Years)
2021 Acquisition Related Warrants	15,500	$273.75	1.00

The following table summarizes warrant activity for the nine months ended September 30, 2026:

	2021 Acquisition Related Warrants	May 2026 Pre-Funded Warrants	May 2026 Warrants	July 2026 Warrants
Outstanding at December 31, 2025	15,500	-	-	-
Issued	-	1,592,532	3,294,894	3,404,724
Expired	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	-	(1,592,532)	(1,702,362)	-
Outstanding at September 30, 2026	15,500	-	1,592,532	3,404,724

As of September 30, 2026, the Company had 5,012,756 common stock purchase warrants outstanding, of which 3,404,724 were not exercisable pending receipt of shareholder approval required under applicable Nasdaq rules. The exercise of the 15,500 warrants issued in connection with acquisitions in prior years is contingent upon the achievement of certain development and revenue milestones on or before January 1, 2027.

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

For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. No shares were repurchased during the three and nine months ended September 30, 2026.

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

The 2015 Incentive Plan expired on December 31, 2025. The Company’s board of directors adopted in March 2025, and in May 2025 shareholders approved, the Co-Diagnostics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) providing for the issuance of up to 223,333 shares of common stock plus any shares that become available in connection with the cancellation or forfeiture of awards issued under the 2015 Incentive Plan. The 2025 Plan provides for the award of stock-based incentive awards to employees, officers, consultants, directors and independent contractors. At September 30, 2026, the number of awards available for issuance under the 2025 Plan was 157,280, including unused awards which rolled over from the 2015 Incentive Plan upon its expiration.

Stock Options

The following table summarizes option activity during the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	31,603	$68.91	$43.05	3.14
Granted	-	-	-
Expired	(3,915)	$78.70	$75.38
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2026	27,688	$67.52	$38.48	2.49

Exercisable at September 30, 2026	27,688	$67.52	$38.48	2.49

The aggregate intrinsic value of outstanding options at September 30, 2026 and 2025 was approximately $0.

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the vesting period using the straight-line method. The Company uses the Black-Scholes model to value options granted. As of September 30, 2026, there were no unvested options and no unrecognized stock-based compensation expense related to options.

Restricted Stock Units

The grant date fair value of RSUs granted is determined using the closing market price of the Company’s common stock on the grant date with the associated compensation expense amortized over the vesting period of the awards. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	114,025	$34.51
Granted	100,000	1.50
Vested	(29,045)	21.36
Forfeited/Cancelled	(5,321)	69.95
Unvested at September 30, 2026	179,659	$17.21

As of September 30, 2026, there was approximately $1,400,339 of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 1.6 years.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$25,996	$60,372	$83,412	$301,911
General and administrative	183,283	379,981	587,667	1,647,603
Research and development	45,905	60,232	16,971	6,564
Total stock-based compensation expense	$255,184	$500,585	$688,050	$1,956,078

Note 10 – Income Taxes

For the three months ended September 30, 2026, the Company recognized expense from income taxes of $500, representing an effective tax rate of 0.0%. For the nine months ended September 30, 2026, the Company recognized expense from income taxes of $20,188, representing an effective tax rate of 0.1%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, primarily due to the full valuation allowance as well as state taxes, permanent items, and discrete items. For the three and nine months ended September 30, 2025, the Company recognized a benefit from income taxes of $1,166,593 and $1,142,262, respectively.

Note 11 – Commitments and Contingencies

Lease Obligations

The Company leases administrative, R&D, sales and marketing and manufacturing facilities under non-cancellable operating leases.

The components of lease expense are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$267,266	$259,642	$796,220	$775,830
Total lease costs	$267,266	$259,642	$796,220	$775,830

As of September 30, 2026, the maturities of the Company’s lease liabilities are as follows:

Years Ending December 31,
2026 (remainder)	$258,535
2027	691,311
2028	710,904
Thereafter	-
Total lease payments	1,660,750
Less: imputed interest	96,247
Present value of operating lease liabilities	1,564,503
Less: current portion	709,754
Long-term portion	$854,749

Other information related to operating leases was as follows:

Nine Months Ended September 30, 2026
Cash paid for operating leases included in operating cash flows	$792,809
Remaining lease term of operating leases	2.1
Discount rate of operating leases	5.8%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Stadium Capital Securities Class Action

The Company and certain of its officers are defendants in a securities class action filed in the United States District Court for the Southern District of New York alleging that the Company made false or misleading statements regarding demand for its Logix Smart COVID-19 test, resulting in alleged losses to investors.

On August 14, 2026, the parties executed a definitive Stipulation and Agreement of Settlement providing for the resolution of the action for an aggregate settlement amount of $6.5 million. On August 17, 2026, the Court entered an order preliminarily approving the settlement. A hearing to consider final approval of the settlement is scheduled for December 8, 2026. There can be no assurance that the proposed settlement will be approved or become effective.

Under the terms of the settlement agreement, the defendants are required to pay, or cause to be paid, the settlement amount into an escrow account for distribution in accordance with the settlement agreement and applicable court orders. The settlement remains subject to final court approval and satisfaction of certain other conditions. If the settlement becomes effective, the claims asserted in the action will be dismissed with prejudice. The settlement does not constitute an admission of wrongdoing or liability by the Company or the other defendants. The settlement amount is expected to be funded through applicable insurance coverage.

Other Litigation

The Company is a party to a commercial lawsuit in the Third Judicial District Court, Salt Lake County, Utah, against Hukui Technology, Inc. In May 2026, the Company received an amended final judgment and favorable ruling in its litigation with Hukui Technology, Inc., in which the trial court found in favor of the Company on its declaratory judgment claim and on all remaining counterclaims, concluding that the Company had no payment obligations and that the defendants were not entitled to damages. Hukui Technology, Inc. subsequently appealed the judgment and has filed its opening appellate brief. The appeal remains pending.

The Company is also a defendant in an additional civil action involving claims arising from an alleged breach of contract.

The Company believes the claims asserted against it in these other proceedings are without merit and intends to continue defending them vigorously. The Company is unable to estimate a range of loss, if any, that could result from an adverse final decision in these proceedings. Based on currently available information, the Company does not believe an unfavorable outcome in these other proceedings is probable; however, an unfavorable outcome could have a material adverse effect on the Company’s financial condition or results of operations.

Note 12 – Related Party Transactions

The Company has a services agreement with CoSara Diagnostics Pvt Ltd (“CoSara”), one of the Company’s equity method investments, under which CoSara provides certain research and development consulting and support services. The Company recognized $203,547 and $692,072 of expense related to this agreement during the three and nine months ended September 30, 2026, respectively, compared to $192,958 and $615,425 of expense during the three and nine months ended September 30, 2025, respectively.

Note 13 – Subsequent Events

On October 9, 2026, the Company entered into a Loan Agreement (the “Loan Agreement”) with J.J. Astor & Co. (the “Lender”), pursuant to which the Lender agreed to provide loans to the Company in an aggregate principal funding amount of up to $3.1 million. At the initial closing, the Lender funded an initial loan of $2.1 million and the Company issued to the Lender a senior secured convertible installment promissory note having an original principal amount of $2.835 million (the “Initial Note”). Beginning 60 days after the date of the Loan Agreement, subject to the satisfaction of the conditions set forth in the Loan Agreement, the Company may elect to borrow an additional $1.0 million and issue an additional senior secured convertible installment promissory note having an original principal amount of $1.35 million (the “Additional Note” and, together with the Initial Note, the “Notes”). The original principal amounts of the Notes reflect a factor rate of 1.35 times the applicable funded amount. The Lender retained a 4% origination fee from the initial funded amount, resulting in initial net cash proceeds of approximately $2.0 million before other transaction expenses. Under the terms of the Loan Agreement and the Notes, the Company must maintain a minimum cash balance of $250,000 while the Notes are outstanding. The Company intends to use the net proceeds for general working capital purposes.

In connection with the transaction, the Company issued the Lender 600,000 shares of common stock as commitment shares (the “Commitment Shares”) at the closing date, subject to a make-whole provision, which provides that the company will issue make-whole shares if the Commitment Shares are sold on a day when the closing price of the Company’s stock is less than $0.218.

The Company, the Lender and Maxim also entered into an ATM Waterfall Distribution Agreement. Under that agreement, 100% of the net proceeds from sales under the ATM, after deduction only of the sales agent’s commissions, are to be remitted to a deposit account subject to a deposit account control agreement in favor of the Lender. The initial $1.0 million of such net proceeds is payable to the Lender. Thereafter, 80% of such net proceeds is applied to the Notes and 20% is released to the Company until the required weekly installment payments for the applicable week have been satisfied; for the remainder of that week, 25% is applied to the Notes and 75% is released to the Company. Following an event of default, 80% of such net proceeds is applied to the obligations under the Notes and 20% is released to the Company. Distributions to the Company are further limited if the market value of the registered, freely tradeable shares available under the ATM is less than 200% of the outstanding principal amount of the Notes. The ATM Waterfall Distribution Agreement remains in effect until all obligations under the Notes have been paid in full.

Subsequent to September 30, 2026, the Company has sold an additional 2,615,422 shares of common stock through the at-the-market program under the Equity Distribution Agreement, resulting in net proceeds of approximately $1.3 million.

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

In January 2017, the Company entered into an agreement to manufacture diagnostics tests for seven infectious diseases with a pharmaceutical manufacturing company in India and formed CoSara Diagnostics Pvt. Ltd. as a joint venture. The agreement provided for the construction of a manufacturing plant, the manufacture of the PCR tests using the Company’s primer technology, and the sales and marketing of those tests in India. The Company also has a services agreement with CoSara under which CoSara provides certain research and development consulting and support services, specifically pertaining to the ongoing development of the Co-Dx PCR platform. During July 2026, CoSara initiated clinical studies for a tuberculosis test on the PCR Pro® instrument. During October 2026, these clinical studies were completed and the tuberculosis test was submitted to India’s Central Drugs Standard Control Organization (the “CDSCO”) for regulatory clearance.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenues

For the three months ended September 30, 2026, we generated revenues of $0.3 million, compared to revenues of $0.1 million for the three months ended September 30, 2025.

Cost of Revenues

We recorded cost of revenues of approximately $0.3 million for the three months ended September 30, 2026, compared to approximately $0.03 million for the three months ended September 30, 2025.

Expenses

Total operating expenses for the three months ended September 30, 2026 were $6.2 million, compared to total operating expenses of $7.1 million for the three months ended September 30, 2025. The decrease in operating expenses was primarily due to decreased personnel and stock-based compensation expense, as well as decreased expense related to development of the Co-Dx PCR platform, partially offset by increases in legal and professional services expense.

Sales and marketing expenses for the three months ended September 30, 2026 were $0.6 million, compared to $0.6 million for the three months ended September 30, 2025.

General and administrative expenses for the three months ended September 30, 2026 were $1.9 million, compared to $1.8 million for the three months ended September 30, 2025. Decreases in stock-based compensation expense were offset by increased legal and professional services expense.

Research and development expenses for the three months ended September 30, 2026 were $3.6 million, compared to $4.5 million for the three months ended September 30, 2025. The decrease was primarily a result of decreased personnel related expense and decreased expenses related to development and clinical trials for the Co-Dx PCR platform, partially offset by increased professional services expense.

Other Income or Expense

Other expense for the three months ended September 30, 2026 was $0.04 million, compared to other expense of $0.04 million for the three months ended September 30, 2025.

Net Loss

Net loss for the three months ended September 30, 2026 was $6.3 million, compared to $5.9 million for the three months ended September 30, 2025. The larger net loss was primarily attributable to the decreased income tax benefit, partially offset by lower operating expenses.

The Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenues

For the nine months ended September 30, 2026, we generated revenues of $0.6 million, compared to revenues of $0.4 million for the nine months ended September 30, 2025.

Cost of Revenues

We recorded cost of revenues of approximately $0.5 million for the nine months ended September 30, 2026, compared to approximately $0.1 million for the nine months ended September 30, 2025. Included within cost of revenues is a decrease of approximately $0.2 million for the nine months ended September 30, 2026, and a decrease of approximately $0.1 million for the nine months ended September 30, 2025, related to reserves against certain raw materials and finished goods inventories.

Expenses

Total operating expenses for the nine months ended September 30, 2026 were $21.7 million, compared to total operating expenses of $23.9 million for the nine months ended September 30, 2025. The decrease in operating expenses was primarily due to decreased personnel and stock-based compensation expense, as well as decreased legal expense, partially offset by increased expense related to development and clinical trials for the Co-Dx PCR platform and increased professional services expense.

Sales and marketing expenses for the nine months ended September 30, 2026 were $1.5 million, compared to $1.8 million for the nine months ended September 30, 2025. The decrease was primarily a result of decreases in stock-based compensation expense and consulting expense.

General and administrative expenses for the nine months ended September 30, 2026 were $5.9 million, compared to $7.2 million for the nine months ended September 30, 2025. The decrease resulted primarily from decreased personnel related expense and stock-based compensation expense, along with decreased legal expense, partially offset by increased professional services expense.

Research and development expenses for the nine months ended September 30, 2026 were $13.7 million, compared to $14.0 million for the nine months ended September 30, 2025. The decrease was primarily a result of decreased personnel related expense, partially offset by increased expenses related to development and clinical trials for the Co-Dx PCR platform.

Other Income or Expense

Other expense for the nine months ended September 30, 2026 was $0.03 million, compared to other income of $1.3 million for the nine months ended September 30, 2025. The decrease was primarily a result of changes in the fair value of contingent consideration liabilities, as well as decreased realized gains from investments in marketable securities.

Net Loss

Net loss for the nine months ended September 30, 2026 was $21.7 million, compared to $21.2 million for the nine months ended September 30, 2025. The larger net loss was primarily the result of decreased other income, including changes in the fair value of contingent consideration liabilities and decreased realized gains on investments, along with a lower income tax benefit, partially offset by lower operating expenses.

Liquidity and Capital Resources

At September 30, 2026, we had cash and cash equivalents of $0.7 million. Additionally, our total current assets at September 30, 2026, were $1.9 million compared to total current liabilities of $2.5 million.

Net cash used in operating activities during the nine months ended September 30, 2026 was $20.7 million, compared to $22.9 million for the nine months ended September 30, 2025. The decrease in cash used in operating activities was primarily due to reduced operating expenses.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2026, compared to cash provided by investing activities of $26.6 million during the nine months ended September 30, 2025. The decrease in cash provided by investing activities is primarily due to higher proceeds from redemptions of investments during the prior year.

Net cash provided by financing activities was $9.8 million for the nine months ended September 30, 2026, compared to $4.8 million for the nine months ended September 30, 2025. The cash provided by financing activities during 2026 relates to issuances of common stock under the ATM and proceeds related to a private placement transaction and its related warrant exercises.

Since commencing sales of our Logix Smart COVID-19 test in March 2020, we have used our cash generated from those sales to fund the purchase of inventories and the development of our Co-Dx PCR Platform, and to pay our operating expenses.

Our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing for strategic opportunities. It is anticipated that the Company will continue to generate operating losses and use cash in operations in the near term and, therefore, will need to obtain additional capital. We expect additional investment capital to come from additional issuances of our common stock or other equity-based securities with existing and new investors, which will likely be highly dilutive to existing investors.

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

Subsequent to September 30, 2026, the Company entered into a senior secured convertible debt financing arrangement with J.J. Astor & Co., pursuant to which the Company received approximately $2.0 million in initial net cash proceeds before other transaction expenses. The financing provides for up to an additional $1.0 million in funding, subject to the satisfaction of specified conditions. The financing imposes certain restrictions on the Company’s liquidity, including minimum cash requirements, installment payment obligations and the application of proceeds from sales under the Company’s at-the-market equity offering program toward repayment of the indebtedness. As a result, the proceeds available to the Company from future sales under its at-the-market program may be substantially reduced. Although this financing provided additional near-term liquidity, the Company will require additional capital to fund its ongoing operations, and there can be no assurance that additional financing will be available on acceptable terms, or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stadium Capital Securities Class Action (Southern District of New York)

On July 28, 2026, the parties entered into a binding term sheet setting forth the material terms of a proposed settlement of the Stadium Capital securities class action. On August 14, 2026, the parties executed a definitive Stipulation and Agreement of Settlement (the “Settlement Agreement”), pursuant to which the defendants agreed to pay, or cause to be paid, an aggregate of $6.5 million into a settlement fund in exchange for the settlement and release of claims asserted in the action. The proposed settlement does not constitute an admission of wrongdoing or liability by the Company or the other defendants.

On August 17, 2026, the United States District Court for the Southern District of New York entered an order preliminarily approving the proposed settlement and directing that notice be provided to members of the settlement class. The Court has scheduled a settlement fairness hearing for December 8, 2026, at which it will consider whether to grant final approval of the settlement. The settlement remains subject to final court approval, satisfaction of applicable conditions and entry of a final judgment dismissing the action with prejudice. There can be no assurance that the settlement will receive final approval or become effective.

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

On May 11, 2026, the defendants filed a notice of appeal seeking review of the final judgment in its entirety. On June 2, 2026, the Utah Supreme Court transferred the appeal to the Utah Court of Appeals for disposition pursuant to Rule 42(a) of the Utah Rules of Appellate Procedure. The defendants have since filed their opening brief in support of the appeal. The appeal remains pending. The Company believes the trial court’s judgment was correct and intends to defend the judgment vigorously, but there can be no assurance as to the outcome of the appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 30, 2026, the Company entered into warrant inducement agreements pursuant to which it agreed to issue new common stock purchase warrants to purchase up to an aggregate of 3,404,724 shares of common stock in consideration for the cash exercise of certain previously issued warrants. The new warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The transaction, including the material terms of the new warrants and the applicable exemption from registration, was previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2026, under Items 1.01 and 3.02.

Issuer Purchases of Equity Securities

None.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

(a) Exhibits

Exhibit	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	Placement Agency Agreement, dated as of July 30, 2026, by and between the Company and Maxim Group LLC		Form 8-K (Exhibit 1.1)	07/31/26	001-38148

4.1	Form of New Warrant		Form 8-K (Exhibit 4.1)	07/31/26	001-38148

10.1	Amendment to Equity Distribution Agreement, by and between Co-Diagnostics, Inc. and Maxim Group LLC, dated July 27, 2026.		Form 8-K (Exhibit 10.1)	07/27/26	001-38148

10.2	Form of Inducement Letter		Form 8-K (Exhibit 10.1)	07/31/26	001-38148

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CO-DIAGNOSTICS, INC.

Date: November 10, 2026	By:	/s/ Dwight H. Egan
	Name:	Dwight H. Egan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: November 10, 2026	By:	/s/ Daniel Bohrer
	Name:	Daniel Bohrer
	Title:	Executive Vice President Finance & Accounting and Principal Financial and Accounting Officer

